Form 10QSB
period 1999-03-31
FIRST DEPOSIT BANCSHARES INC
filed 1999-07-29
CIK 1082063

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999
                                               --------------

Commission file number:  000-26033


                        FIRST DEPOSIT BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


              Georgia                                 58-2443683
   (State or other jurisdiction of        (IRS employer identification no.)
    incorporation or organization)


                            8458 Campbellton Street
                        Douglasville, Georgia 30134-1803
                    (address of principal executive offices)


                                 (770) 942-5108
                 Issuer's telephone number, including area code


Check whether Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [_]         No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at  July 26, 1999
  --------------------------                      -----------------------------

  Common stock, no par value                                1,575,000


Transitional Small Business Disclosure Format (check one):

                            Yes [_]         No [X]

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY
                                  FORM 10-QSB


                               TABLE OF CONTENTS


Part I.      Financial Information

Item 1.      Consolidated Condensed Financial Statements...................   3

             Consolidated Condensed Statement of Condition (Unaudited) as of March 31, 1999

             Condensed Statements of Income (Unaudited) for the
             Three Months Ended March 31, 1998 and March 31, 1999

             Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1998 and March 31, 1999

             Notes to Unaudited Consolidated Condensed
             Financial Statements

Item 2.      Management's Discussion and Analysis or Plan of Operation.....   8


Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K..............................  15

Signatures.................................................................  15

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        FIRST DEPOSIT BANCSHARES, INC.

                                 BALANCE SHEET
                                MARCH 31, 1999
                                  (Unaudited)
                            (Dollars in Thousands)

Assets
------

Cash and due from banks                                      $     6,062
Federal funds sold                                                 1,215
Securities available-for-sale, at fair value                       3,353
Securities held to maturity                                          998
Loans                                                             85,867
Less allowance for loan losses                                     1,012
                                                             -----------
          Loans, net                                              84,855
                                                             -----------

Premises and equipment                                             1,789
Other assets                                                       2,283
                                                             -----------

          Total assets                                       $   100,555
                                                             ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Demand                                                   $     4,201
    Interest-bearing demand                                       27,854
    Savings                                                        4,535
    Time deposits                                                 48,981
                                                             -----------
          Total deposits                                          85,571
Other borrowings                                                   5,000
Other liabilities                                                    146
                                                             -----------
          Total liabilities                                       90,717
                                                             -----------

    Retained earnings                                              9,808
    Accumulated other comprehensive income, net of tax                30
                                                             -----------
          Total stockholders' equity                               9,838
                                                             -----------

          Total liabilities and stockholders' equity         $   100,555
                                                             ===========

The accompanying notes are an integral part of these financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)
                            (Dollars in Thousands)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1999      1998
                                                        ----      ----

Interest income
    Loans                                             $ 1,670       $ 1,588
    Taxable securities                                     67           102
    Federal funds sold                                     77            41
                                                      -------       -------
          Total interest income                         1,814         1,731
                                                      -------       -------

Interest expense
    Deposits                                              985           937
    Other borrowings                                       69            74
                                                      -------       -------
          Total interest expense                        1,054         1,011
                                                      -------       -------

          Net interest income                             760           720
Provision for loan losses                                  15            15
                                                      -------       -------
          Net interest income after
              provision for loan losses                   745           705
                                                      -------       -------

Other income                                              102            86
                                                      -------       -------

Other expenses
    Salaries and other employee benefits                  309           268
    Occupancy and equipment expenses                       69            66
    Other operating expenses                              213           207
                                                      -------       -------
          Total other expenses                            591           541
                                                      -------       -------

          Income before income taxes                      256           250

Income tax expense                                         81            99
                                                      -------       -------

          Net income                                      175           151
                                                      -------       -------


The accompanying notes are an integral part of these financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.

                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                              1999           1998
                                                                             -------        -------
OPERATING ACTIVITIES
    Net income                                                               $   175        $   151
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                              45             44
        Provision for loan losses                                                 15             15
        Other operating activities                                                37            (77)
                                                                             -------        -------

                  Net cash provided by operating activities                      272            133
                                                                             -------        -------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                  (500)        (1,612)
    Proceeds from maturities of securities available-for-sale                    854             --
    Proceeds from maturities of securities held-to-maturity                       44          2,117
    Net increase in Federal funds sold                                          (500)            --
    Net increase in loans                                                     (1,493)        (2,835)
    Purchase of premises and equipment                                           (57)            (2)
                                                                             -------        -------

                  Net cash used in investing activities                       (1,652)        (2,332)
                                                                             -------        -------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                         (115)         2,017
    Net decrease in other borrowings                                              --         (1,000)
                                                                             -------        -------

                  Net cash provided by (used in) financing activities           (115)         1,017
                                                                             -------        -------

Net decrease in cash and due from banks                                       (1,495)        (1,182)

Cash and due from banks, beginning of period                                   7,557          5,663
                                                                             -------        -------

Cash and due from banks, end of period                                       $ 6,062        $ 4,481
                                                                             =======        =======

The accompanying notes are an integral part of these financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Part I.   Financial Information

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

     First Deposit Bancshares, Inc. ("First Deposit") is a Georgia corporation formed to serve as a holding company to acquire the capital stock of Douglas Federal Bank (the "Bank") in connection with its conversation from a mutual federal savings bank to a stock federal savings bank. The conversion was approved by the Bank's depositors on June 25, 1999 and the offering of 1,575,000 shares of the common stock of First Deposit was closed on July 8 1999. Until July 8, 1999, First Deposit had no operations, had not issued any common stock and did not own the Bank. The following analysis discusses financial information regarding the Bank during the periods presented.

     The following selected financial and operating data presented below at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are derived from unaudited financial data, but, in the opinion of management reflect all adjustments (consisting of only recurring adjustments) which are necessary to present fairly the results for such interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

                                                                                      At                       At
                                                                                   March 31,               December 31,
                                                                                     1999                      1998
                                                                                   ---------               ------------
                                                                                  (Unaudited)
                                                                                             (In Thousands)
Selected Financial Data:
Total assets...................................................................     $100,555                   $100,892
Loans receivable, net..........................................................       84,855                     83,377
Securities available for sale..................................................        3,353                      3,707
Securities held to maturity....................................................          998                      1,042
Deposits.......................................................................       85,571                     85,686
Federal Home Loan Bank advances ...............................................        5,000                      5,000
Total retained earnings........................................................        9,838                      9,662

                                                                                            For the Three Months
                                                                                                Ended March 31,
                                                                                       1999                       1998
                                                                                      ------                     ------
                                                                                    (Unaudited)
                                                                                                (In Thousands)

Selected Operating Data:
Total interest income.............................................................    $1,814                     $1,731
Total interest expense............................................................     1,054                      1,011
                                                                                      ------                     ------
     Net interest income..........................................................       760                        720
Provision for loan losses.........................................................        15                         15
                                                                                      ------                     ------
     Net interest income after
         provision for loan losses................................................       745                        705
Total noninterest income..........................................................       102                         86
Total noninterest expense.........................................................       591                        541
                                                                                      ------                     ------
     Income before income tax ....................................................       256                        250
Provision for income tax..........................................................        81                         99
                                                                                      ------                     ------
     Net income...................................................................    $  175                     $  151
                                                                                      ======                     ======

                                                                                            At or For the Three Months
                                                                                                  Ended March 31,
                                                                                                  1999       1998
                                                                                                  ----       ----
Key Financial Ratios (1):

Performance Ratios:                                                                                 %          %
  Return on average assets(2).............................................................         0.71       0.67
  Return on average equity(3).............................................................         7.14       6.66
  Interest rate spread(4).................................................................         3.29       3.26
  Net interest margin(5)..................................................................         3.34       3.42
  Noninterest expense as a percent of average assets......................................         2.39       2.41
  Average interest-bearing assets to interest-bearing liabilities.........................       100.89     103.27

Capital Ratios:
  Tangible................................................................................         8.05       8.16
  Core....................................................................................         8.05       8.16
  Risk-based..............................................................................        15.36      15.49
  Average equity as a percent of average assets...........................................         9.96      10.10

Asset Quality Ratios:
  Nonperforming loans as a percent of loans receivable, net(6)............................         1.04       1.46
  Nonperforming assets as a percent of total assets(7)....................................         0.96       1.54
  Allowance for loan losses as a percent of gross loans receivable........................         1.18       1.14
  Allowance for loan losses as a percent of nonperforming loans ..........................       115.14      78.93
  Net charge-offs as a percent of average outstanding loans...............................            -          -

------------

(1) Annualized where appropriate.
(2) Net income divided by average assets.
(3) Net income divided by average equity.
(4) Difference between average yield on interest-earning assets and average cost of interest-bearing liabilities.
(5) Net interest income as a percentage of average-earning assets.
(6) Nonperforming loans consist of loans accounted for on a nonaccrual basis.
(7) Nonperforming assets consist of nonaccrual loans.

Regulatory Capital

     The table below sets forth the Bank's capital position relative to its Office of Thrift Supervision capital requirements at the date indicated.

                                                                  At March 31, 1999
                                                                  -----------------
                                                                               Percent of
                                                                             Adjusted Total
                                                           Amount(1)             Assets
                                                           ---------             ------
                                                               (Dollars in thousands)
Tangible capital                                              7,945               8.05
Tangible capital requirement                                  1,480               1.50
                                                              -----              -----
Excess                                                        6,465               6.55
Core capital                                                  7,945               8.05
Core capital requirement(2)                                   2,960               3.00
                                                              -----              -----
Excess                                                        4,985               5.05
Risk-based capital(3)                                         8,653              15.36
Risk-based capital requirement(3)                             4,506               8.00
                                                              -----              -----
Excess                                                        4,147               7.36

------------
(1) Based on total tangible assets of $98.66 million for purposes of the tangible capital requirement and the core capital requirement, and on risk-weighted assets of $56.32 million for purposes of the risk-based capital requirement.
(2) The current Office of Thrift Supervision core capital requirement for savings associations is 3% of total adjusted assets. The Office of Thrift Supervision has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

Nonperforming Assets and Delinquencies

     At March 31, 1999, the Bank had $879,000 of loans accounted for on a nonaccrual basis, compared to $983,000 at December 31, 1998. Nonaccrual loans at March 31, 1999 consisted of $444,000 in residential real estate loans and $435,000 in commercial real estate loans. At March 31, 1999, the Bank had no accruing loans contractually past due 90 days or more, no restructured loans and $90,000 of foreclosed real estate.

     The allowance for loan loss was $1,012,000 at March 31, 1999. There were $5,000 in charge-offs and $3,000 in recoveries for the three months ended March 31, 1999, compared to no charge-offs and $11,000 in recoveries for the three months ended March 31, 1998.

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

     At March 31, 1999, total assets were $100.6 million compared to $100.9 million at December 31, 1998. Loans receivable, net increased to $84.9 million at March 31, 1999, from $83.4 million at December 31, 1999. Securities available for sale decreased as a result of maturities and prepayments exceeding purchases. At March 31, 1999, deposits were $85.6 million compared to $85.7 million at December 31, 1998. Total retained earnings increased to $9.8 million at March 31, 1999 from $9.6 million at December 31, 1998. The slight decrease in total assets and total deposits is not attributable to any specific trend or item.

Comparison of Operating Results for the Three Months ended March 31, 1999 and
1998

     Net Income. Net income was $175,000 in the 1999 quarter compared to $151,000 in the 1998 quarter. This increase is primarily the result of an increase in interest-earning assets.

     Net Interest Income. Net interest income was $760,000 in the 1999 quarter compared to $720,000 in the 1998 quarter. This increase is primarily the result of a lower cost of funds for the 1999 quarter.

     Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. The provision for loan losses for both quarters was $15,000. Management deemed such allowance as adequate at both dates. The Bank will continue to monitor and modify the Bank's allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in our loan portfolio at this time, no assurances can be given that our level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Noninterest Income. Noninterest income increased from $86,000 in the 1998 quarter to $102,000 in the 1999 quarter, primarily as a result of increased service charge income.

     Noninterest Expense. Noninterest expense increased from $541,000 in the 1998 quarter to $591,000 in the 1999 quarter. This increase is not attributable to any one item, but represents normal increases in other expenses.

Impact of Inflation

     The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than does the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of the Bank's goods and services.

Year 2000 Issues

     Introduction. Similar to other financial institutions, the Bank's operations are particularly sensitive to potential problems arising from the inability of many existing computer hardware and software systems and association applications to process accurately information relating to any two-digit "date field" entries referring to the year 2000 and beyond. Many existing systems are constructed to read such entries as referring to dates beginning with "19," rather than "20." This set of issues is generally referred to as the "Year 2000" problem. The Federal Financial Institutions Examination Council, through the bank regulatory agencies, has issued compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations.

     State of Readiness. The Bank has implemented a detailed Year 2000 plan, as required by its regulators, to evaluate Year 2000 compliance of its computer systems and the equipment which supports its operations. Also included in this Year 2000 plan is a detailed review of the readiness of the Bank's service providers, vendors, major fund providers, major borrowers, and companies with which the Bank has material investments. These reviews and updates have revealed that these entities that the Year 2000 issue will not have a material adverse impact on their relationship with the Bank. While these assurances do not rise to the level of a certification or warranty, management is comfortable with the assurances it has received. As of March 31, 1999, the Bank has met all current target objectives of the Year 2000 plan, and management believes that the Bank will continue to meet all future target objectives in accordance with the terms of the plan.

     Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. As part of the Bank's regular upgrading of computer systems, the Bank purchased and installed new computers, servers, and software. The Bank also upgraded all of its ATMs. The vendor of the Bank's core account processing system is executing its Year 2000 readiness plan in cooperation with the Bank and has certified that the system is 2000 compliant.

     In addition to a core account processing system, the Bank has financial accounting and mortgage loan origination systems that are computer-based, and thus vulnerable to the Year 2000 issues. The Bank has installed new financial accounting, mortgage loan origination, and mortgage loan servicing systems which are Year 2000 compliant as part of its computer upgrade.

     As a result of the Bank's core account processing system and the new financial accounting, mortgage loan origination, and mortgage loan servicing systems, management believes that it has resolved the Year 2000 issues with respect to the most critical computer systems and applications. Management has completed the testing phase with respect to the Bank's computer systems and other equipment that is Year 2000 sensitive, which includes equipment containing embedded microprocessors or other technology related to the recognition of dates. The results of testing performed through March 31, 1999 have not identified any, non-compliance systems, or equipment.

     Because of the substantial progress made towards its Year 2000 conversion, the Bank does not anticipate that any additional significant changes will be required or that the Year 2000 issue will pose significant operational problems for the Bank. However, if the necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Bank to address and may have a material impact on its financial condition and results of operations.

     The Bank receives periodic updates from its third party service providers on the status of their progress in remediation and testing. These providers are also subject to Year 2000 compliance examinations by the federal bank regulatory agencies. While these updates do not rise to the level of certification or warranties, they do indicate what management believes to be satisfactory progress toward a timely resolution of the Year 2000 issue by these providers.

     In addition to the Bank's interaction with major service providers, the Bank has contacted in writing every vendor, major service providers, major borrowers, and companies with which it has material investments, to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which its systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, the Bank has received written responses from surveys distributed from over 50% of such parties. While these written responses do not rise to the level of a certification or warranty, they generally indicate that these parties have developed adequate plans to address the Year 2000 issue or that their failure to resolve Year 2000 issues will have a minimal impact on the Bank's systems or operations. The Bank intends to re-contact those parties from whom it has not received a response, either in writing or through personal contact. The Bank has not independently confirmed any information received from other parties with respect to Year 2000 issues. These other parties may not complete their Year 2000 conversion in a timely fashion or they may suffer a Year 2000 business disruption that may adversely affect the Bank's financial condition and results of operations.

     The Bank does not generally utilize Year 2000 compliance as a criteria in the loan underwriting process because approximately 96% of its loan portfolio is composed of either one- to four-family residential mortgage loans, construction and development loans or consumer loans. Generally, borrowers of such loans do not present as significant a risk to repayment as a result of Year 2000 issues. No commercial real estate borrower was identified as mission critical during the Year 2000 assessment process.

     Costs to Address the Year 2000 Issue. The new computer systems were installed as a result of management's desire to keep the Bank competitive by ensuring that its systems take advantage of recent advances in technology. The Bank's costs to achieve Year 2000 compliance are currently budgeted to be $50,000, and these costs are not expected to have a material financial impact on the Bank. The Bank has and intends to continue to fund such costs from its operations. However, as the Bank progresses with its Year 2000 conversion and implement the necessary changes to its systems, certain additional costs may be identified. Additional costs could have a material adverse effect on the Bank's financial condition and results of operations.

     Risks of Year 2000 Issues. To date, the Bank not identified any system which presents a material risk of not being Year 2000 complaint in a timely
fashion or for which a suitable alternative cannot be implemented.   However, as
the Bank progresses with its Year 2000 conversion, the Bank may identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to reconcile and record daily activity properly or to engage in normal banking activities properly. Additionally, if the Bank's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected. The Bank's failure to identify systems which require Year 2000 conversion that are critical to its operations or the Bank's failure or that of others with which it does business to become year 2000 compliant in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the management cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems.

     The Bank has identified seven mission-critical vendors, of which six are Year 2000 complaint. The remaining vendor is in the process of testing for Year 2000 compliance.

     Contingency Plans. The Bank has two types of contingency plans: Remediation and Business Interruption. Remediation plans are designed to mitigate the risks associated with the failure to complete renovation, validation, and implementation of mission-critical systems successfully. Business interruption plans are plans of action to ensure the Bank's ability to continue functioning as a business entity in the event of unanticipated systems failures at critical dates before, on, or after the Year 2000.

     Remediation Plans. The Bank's Year 2000 conversion is expected to be
     ------------------
complete before any potential disruption in its business. Moreover, the Bank has developed Year 2000 remediation contingency plans for mission-critical systems. These plans would be invoked in the event of anticipated failures of particular Year 2000 projects or sub-projects. Such plans involve the designation of alternate vendors to back up systems and would essentially constitute replacement of the current Year 2000 remediation plan with an alternate one. Remediation plans will be built in succeeding stages of detail and this process may, if management deems appropriate, be halted at any point where the success of the base project is clearly predictable. The Bank completed testing of its systems in 1998.

     Business Interruption Plans.  Those plans would be invoked if unanticipated
     ---------------------------
Year 2000 problems occur in production. The Bank has targeted the essential functions that may be adversely affected, and have developed specific response, ranging from the printing out of records from the core banking system before January 1, 2000, to ensure that a hard copy of data is available in the event of a failure, to preparations for failures of voice and data communication through the use of manual posting and courier services, as well as ensuring that branches can process off-line for a period of time. Teams will be established for mobilization in case of emergencies that threaten its viability, and require that certain resources be available immediately for utilization. The Bank will continue to fine-tune these plans, train staff to carry them out, and test them. Staff will be trained to follow the plans, in conjunction with the Bank's Year 2000 team, as they are trained to follow disaster recovery plans in the event of a disaster.

     The Bank believes the failure to resolve Year 2000 issues adequately presents the following risks, which management believes reflect the most likely worst case scenario:

     . the possibility of the lack of power or communication services for periods in excess of one day;

     . loss of customers to other financial institutions if our service provider is unable to process consumer transactions, resulting in a loss of revenue;

     . concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances, resulting in significant outflow of deposits on or before December 31, 1999; and

     . governmental agencies, such as the Federal Home Loan Bank, and correspondent banks could fail to provide us with funds, which could materially impair our liquidity and affect our ability to fund loans and deposit withdrawals.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

This quarterly report on Form 10-QSB contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Bank's future strategic plans, goals or objectives are also forward-looking statements, including those regarding the intent, belief or current expectations of management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Bank operates, (ii) competitive pressures in the markets in which the Bank operates, (iii) the effect of future legislation or regulatory changes on the Bank's operations and (iv) other factors described from time to time in the Bank's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Bank undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Part II.  Other Information

Item 6.

          a.  Exhibits and Reports on Form 8-K

              27.1 Financial Data Schedule


          b.  Reports on Form 8-K

              None.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DEPOSIT BANCSHARES, INC.
------------------------------
Registrant


Date July  26, 1999           J. David Higgins
     --------------           ----------------
                              President, Chief Executive Officer and Treasurer


Date July 26, 1999            John L. King
     -------------            ------------
                              John L. King
                              Senior Vice President and
                              Chief Financial Officer