Form 10QSB
period 1999-06-30
FIRST DEPOSIT BANCSHARES INC
filed 1999-08-13
CIK 1082063

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number: 000-26033

                         First Deposit Bancshares, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Georgia                                 58-2443683
-------------------------------------------       -----------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                Identification No.)

           8458 Campbellton Street, Douglasville, Georgia 30134-1803
           ---------------------------------------------------------
                   (Address of principal executive offices)

                                 (770) 942-5108
                           (Issuer's telephone number

                                       N/A
 -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                             -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 1999: 1,575,000; no par value.

Transitional Small Business Disclosure Format (Check One) Yes     No  X
                                                             -----  -----

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                    Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheet - June 30, 1999....................3

              Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended June 30, 1999 and 1998
                 and Six Months Ended June 30, 1999 and 1998................4

              Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 1999 and 1998.........................5

              Notes to Consolidated Financial Statements....................6

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................7


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K........................16

          Signatures.......................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)
                             (Dollars in Thousands)

Assets
------
Cash and due from banks                                     $          33,368
Federal funds sold                                                         50
Securities available-for-sale, at fair value                           10,241
Securities held-to-maturity (fair value $1,969)                         1,965

Loans                                                                  85,394
Less allowance for loan losses                                          1,027
                                                            ------------------
          Loans, net                                                   84,367
                                                            ------------------

Premises and equipment                                                  1,769
Real estate held for development and sale                               1,528
Other assets                                                            1,173
                                                            ------------------

          Total assets                                      $         134,461
                                                            ==================

Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Demand                                                  $           3,522
    Interest-bearing demand                                            30,695
    Savings                                                            36,140
    Time deposits                                                      47,868
                                                            ------------------
          Total deposits                                              118,225
Other borrowings                                                        5,000
Other liabilities                                                       1,239
                                                            ------------------
          Total liabilities                                           124,464
                                                            ------------------

Commitments and Contingent Liabilities

Retained earnings                                                      10,048
Accumulated other comprehensive losses, net of tax                        (51)
                                                            ------------------
          Total stockholders' equity                                    9,997
                                                            ------------------

          Total liabilities and stockholders' equity        $         134,461
                                                            ==================

  The accompanying notes are an integral part of these financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                             (Dollars in Thousands)

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                       --------------------------------   --------------------------------
                                            1999               1998            1999               1998
                                       ---------------  ---------------   ---------------  ---------------
Interest income
    Loans                              $        1,707   $        1,593    $        3,377   $        3,181
    Taxable securities                             54               67               121              169
    Federal funds sold                             96               66               173              107
                                       ---------------  ---------------   ---------------  ---------------
          Total interest income                 1,857            1,726             3,671            3,457
                                       ---------------  ---------------   ---------------  ---------------

Interest expense
    Deposits                                      943              974             1,928            1,911
    Other borrowings                               70               73               139              147
                                       ---------------  ---------------   ---------------  ---------------
          Total interest expense                1,013            1,047             2,067            2,058
                                       ---------------  ---------------   ---------------  ---------------

          Net interest income                     844              679             1,604            1,399
Provision for loan losses                          15               15                30               30
                                       ---------------  ---------------   ---------------  ---------------
          Net interest income after
            provision for loan losses             829              664             1,574            1,369
                                       ---------------  ---------------   ---------------  ---------------

Other income                                      260              180               362              266
                                       ---------------  ---------------   ---------------  ---------------

Other expenses
    Salaries and employee benefits                325              298               634              566
    Occupancy and equipment expenses              207              169               276              235
    Other operating expenses                      119               78               332              285
                                       ---------------  ---------------   ---------------  ---------------
          Total other expenses                    651              545             1,242            1,086
                                       ---------------  ---------------   ---------------  ---------------

          Income before income taxes              438              299               694              549

Income tax expense                                197              115               278              214
                                       ---------------  ---------------   ---------------  ---------------

          Net income                              241              184               416              335
                                       ---------------  ---------------   ---------------  ---------------

Other comprehensive income (loss)
    Unrealized gains (losses) on
      securities available-for-sale
        arising during period, net
          of tax                                  (81)             (25)              (81)              29
                                       ---------------  ---------------   ---------------  ---------------
    Other comprehensive income (loss)             (81)             (25)              (81)              29
                                       ---------------  ---------------   ---------------  ---------------

          Comprehensive income         $          160   $          159    $          335   $          364
                                       ===============  ===============   ===============  ===============


The accompanying notes are an integral part of these financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       1999                  1998
                                                                  ----------------    ----------------
OPERATING ACTIVITIES
    Net income                                                    $           416     $           335
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                          176                 155
        Provision for loan losses                                              30                  30
        Other operating activities                                            775                 472
                                                                  ----------------    ----------------

                  Net cash provided by operating activities                 1,397                 992
                                                                  ----------------    ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                             (8,136)             (1,628)
    Proceeds from maturities of securities available-for-sale               1,471                   -
    Purchases of securities held-to-maturity                               (1,000)                  -
    Proceeds from maturities of securities held-to-maturity                    77               2,443
    Net decrease in Federal funds sold                                        665                   -
    Net increase in loans                                                  (1,020)             (4,916)
    Purchase of premises and equipment                                       (168)               (121)
                                                                  ----------------    ----------------

                  Net cash used in investing activities                    (8,111)             (4,222)
                                                                  ----------------    ----------------

FINANCING ACTIVITIES
    Net increase in deposits                                               32,525               4,702
    Net decrease in other borrowings                                            -              (1,000)
                                                                  ----------------    ----------------

                  Net cash provided by financing activities                32,525               3,702
                                                                  ----------------    ----------------

Net increase in cash and due from banks                                    25,811                 472

Cash and due from banks, beginning of period                                7,557               5,663
                                                                  ----------------    ----------------

Cash and due from banks, end of period                            $        33,368     $         6,135
                                                                  ================    ================

The accompanying notes are an integral part of these financial statements.

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARIES




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

         First Deposit Bancshares, Inc. ("First Deposit") is a Georgia corporation formed to serve as a holding company to acquire the capital stock of Douglas Federal Bank (the "Bank") in connection with its conversion from a mutual federal savings bank to a stock federal savings bank. The conversion was approved by the Bank's depositors on June 25, 1999 and the offering of 1,575,000 shares of the common stock of First Deposit was closed on July 8, 1999. Until July 8, 1999, First Deposit had no operations, had not issued any common stock, and did not own the Bank. The following analysis discusses financial information regarding the Bank during the periods presented.

         The following selected financial and operating data presented below at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are derived from unaudited financial data, but, in the opinion of management reflect all adjustments (consisting of only recurring adjustments) which are necessary to present fairly the results of such interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

         Cautionary Statement about Forward-Looking Statements

         This quarterly report on Form 10-QSB contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates," and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements, including those regarding the intent, belief, or current expectations of management and are not guarantees of future performance, results, or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Bank operates, (ii) competitive pressures in the markets in which the Bank operates, (iii) the effect of future legislation or regulatory changes on the Bank's operations, and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

         Liquidity and Capital Resources

         As of June 30, 1999, the liquidity ratio of the Bank was 15.23%, and, as determined under guidelines established by regulatory authorities, was satisfactory.

         At June 30, 1999, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank are as follows:

                                                       Actual
                                                   ---------------

                                                      Douglas       Regulatory
                                                    Federal Bank    Requirement
                                                   --------------- -------------

               Leverage capital ratios                 6.92 %          4.00 %
               Risk-based capital ratios:
                  Core capital                        12.76            4.00
                  Total capital                       14.02            8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                                     June 30,         December 31,
                                                       1999               1998                   Increase (Decrease)
                                                  ---------------    ----------------     -----------------------------------
                                                        (Dollars in Thousands)                Amount            Percent
                                                  -----------------------------------     --------------    -----------------
Cash and due from banks                           $       33,368     $         7,557      $      25,811           341.55 %
Securities available-for-sale                             10,241               3,707              6,534           176.26
Securities held-to-maturity                                1,965               1,042                923            88.58
Federal funds sold                                            50                 715               (665)          (93.01)
Loans                                                     84,367              83,377                990             1.19
Premises and equipment                                     1,769               1,777                 (8)           (0.45)
Real estate held for development and sale                  1,528               1,745               (217)          (12.43)
Other assets                                               1,173                 972                201            20.68
                                                  ---------------    ----------------     --------------
                                                  $      134,461     $       100,892      $      33,569            33.27
                                                  ===============    ================     ==============

Deposits                                          $      118,225     $        85,686      $      32,539            37.97 %
Other borrowings                                           5,000               5,000                  -                -
Other liabilities                                          1,239                 544                695           127.76
Stockholders' equity                                       9,997               9,662                335             3.47
                                                  ---------------    ----------------     --------------
                                                  $      134,461     $       100,892      $      33,569            33.27
                                                  ===============    ================     ==============


As indicated in the above table, the Company's total assets have increased by 33.27% during the first six months of 1999. This increase is due to a 37.96% increase in total deposits.

The significant increase in deposits of $32,539,000 is directly related to the conversion from a mutual savings bank to a stock bank. In mid May the Bank began accepting subscriptions for the 1,575,000 shares being offered in the conversion. In connection with this process, funds were deposited into an escrow account at Douglas Federal Bank until the completion of the offering. The offering was over subscribed and prior to closing the offering on July 8, 1999, $20,963,000 including interest was refunded from the total funds received totaling $36,749,000. Included in the total subscriptions were account transfers of approximately $4,991,000. These subscriptions were held in an escrow savings account and held in an interest bearing account during the offering period. At June 30, 1999, approximately $32.3 million were held in interest bearing accounts and is included in cash and due from banks on the balance sheet.

The increase in securities during the six month period is also attributable to proceeds from the offering. Loan volume remained flat during the second quarter of 1999, increasing only $1 million through the first six months of 1999.

Results of Operations For The Three Months and For The Six Months Ended June 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.


                              Three Months Ended
                                   June 30,
                           -------------------------
                            1999            1998         Increase (Decrease)
                           -----------    ----------   ------------------------
                             (Dollars in Thousands)       Amount       Percent
                           -------------------------   ----------    -----------
Interest income            $      1,857   $   1,726    $     131          7.59 %
Interest expense                  1,013       1,047          (34)        (3.25)
Net interest income                 844         679          165         24.30
Provision for loan losses            15          15         0.00          0.00
Other income                        260         180           80         44.44
Other expense                       651         545          106         19.45
Pretax income                       438         299          139         46.49
Income taxes                        197         115           82         71.30
Net income                          241         184           57         30.98


                                 Six Months Ended
                                     June 30,
                           --------------------------
                              1999          1998           Increase (Decrease)
                           ----------  --------------   ------------------------
                              (Dollars in Thousands)     Amount        Percent
                           --------------------------   ------------  ----------
Interest income            $      3,671   $   3,457    $     214          6.19 %
Interest expense                  2,067       2,058            9          0.44
Net interest income               1,604       1,399          205         14.65
Provision for loan losses            30          30            0             0
Other income                        362         266           96         36.09
Other expense                     1,242       1,086          156         14.36
Pretax income                       694         549          145         26.41
Income taxes                        278         214           64         29.91
Net income                          416         335           81         24.18



As indicated in the above tables, the Company's net interest income has increased by $165,000 and $205,000 for the three and six month periods in 1999 as compared to the same periods in 1998. The Company's net interest margin increased to 3.28% during the first six months of 1999 as compared to 3.13% for the previous year. The increase in the net interest margin is due primarily to an increase in average interest-earning assets as compared to the prior year which increased $8.5 million.

The provision for loan losses remained the same for both the three and six month periods in 1999 as compared to the same periods in 1998. The Company's allowance for loan losses to total loans amounted to 1.20% at June 30, 1999 as compared to 1.18% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                           June 30,
                                                                               ---------------------------------
                                                                                    1999              1998
                                                                               ---------------   ---------------
                                                                                    (Dollars in Thousands)
                                                                               ---------------------------------
Nonaccrual loans                                                               $          810    $        1,060
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                 -                 -
Restructured loans                                                                          -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                              -                 -
   and restructured loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                      -                 -


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through June 30, 1999 and 1998 is as follows:


                                                                              Six Months Ended
                                                                                   June 30,
                                                                       ---------------------------------
                                                                            1999              1998
                                                                       ---------------   ---------------
                                                                             (Dollars in Thousands)
                                                                       ---------------------------------
Average amount of loans outstanding                                    $       85,540    $       79,015
                                                                       ===============   ===============

Balance of allowance for loan losses at beginning of period            $        1,000    $          866
                                                                       ---------------   ---------------

Loans charged off
   Commercial and financial                                            $            -    $            -
   Real estate mortgage                                                            (5)                -
   Instalment                                                                       -                 -
                                                                       ---------------   ---------------
                                                                                   (5)                -
                                                                       ---------------   ---------------

Loans recovered
   Commercial and financial                                                         2                18
   Real estate mortgage                                                             -                 -
   Instalment                                                                       -                 -
                                                                       ---------------   ---------------
                                                                                    2                18
                                                                       ---------------   ---------------

Net (charge-offs) recoveries                                                       (3)                18
                                                                       ---------------   ---------------

Additions to allowance charged to operating expense during period                  30                30
                                                                       ---------------   ---------------

Balance of allowance for loan losses at end of period                  $        1,027    $          914
                                                                       ===============   ===============

Ratio of net loans (charged off) recovered during the period to
   average loans outstanding                                                      - %              .02%
                                                                       ===============   ===============

Other income increased by $80,000 and $96,000 for the three month and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The single most significant increase was an increase of $56,000 in gains on sale of real estate held for development and sale. The majority of these gains were recognized during the second calendar quarter of 1999.

Other expenses increased for the three and six month periods in 1999 as compared to the same periods in 1998 by $106,000 and $156,000, respectively. The increase in other expenses was not attributable to any one particular item. For the six month period ended June 30, 1999, salaries and employee benefits increased $68,000, occupancy and equipment expenses increased $41,000, and other operating expenses increased $47,000, as compared to the same period in 1998. The increases for the three month period were $27,000, $38,000, and $41,000, respectively. The increase in salaries and employee benefits is due to the increase in full-time equivalent employees which increased from 35 at June 30, 1998 to 38 at June 30, 1999. The increase in occupancy and equipment expenses is primarily due to an increase in depreciation expense of $21,000 for the six month period ending June 30, 1999 as compared to 1998. The increase in depreciation expense is related to the computer conversion which was completed in 1998. The increase in other operating expenses is not attributable to any one particular item, but includes normal increases.

The Company's provision for income taxes increased by $82,000 and $64,000 for the three and six month periods in 1999 as compared to the same periods in 1998 due to higher taxable income. The Company's effective tax rate increased to 40% for the first six months of 1999 as compared to 39% for the first six months of 1998.

Net income increased by $57,000 and $81,000, respectively, for the three and six months ended June 30, 1999. This increase is a combination of the increase in net interest income and the gains on sale of real estate held for development and sale.

Year 2000 Issues
----------------

Introduction. Similar to other financial institutions, the Bank's operations are particularly sensitive to potential problems arising from the inability of many existing computer hardware and software systems and associated applications to process accurately information relating to any two-digit "date field" entries referring to the year 2000 and beyond. Many existing systems are constructed to read such entries as referring to dates beginning with "19," rather than "20." This set of issues is generally referred to as the "Year 2000" problem. The Federal Financial Institutions Examination Council, through the bank regulatory agencies, has issued compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations.

State of Readiness. The Bank has implemented a detailed Year 2000 plan, as required by its regulators, to evaluate Year 2000 compliance of its computer systems and the equipment which supports its operations. Also included in this Year 2000 plan is a detailed review of the readiness of the Bank's service providers, vendors, major fund providers, major borrowers, and companies with which the Bank has material investments. These reviews and updates have revealed that these entities that the Year 2000 issue will not have a material adverse impact on their relationship with the Bank. While these assurances do not rise to the level of a certification of warranty, management is comfortable with the assurances it has received. As of June 30, 1999, the Bank has met all current target objectives of the Year 2000 plan, and management believes that the Bank will continue to meet all future target objectives in accordance with the terms of the plan.

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

As a result of the Bank's core account processing system and the new financial accounting, mortgage loan origination, and mortgage loan servicing systems, management believes that it has resolved the Year 2000 issues with respect to the most critical computer systems and applications. Management has completed the testing phase with respect to the Bank's computer systems and other equipment that is Year 2000 sensitive, which includes equipment containing embedded microprocessors or other technology related to the recognition of dates. The results of testing performed through June 30, 1999 have not identified any non-compliance systems or equipment.

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

In addition to the Bank's interaction with major service providers, the Bank has contacted in writing every vendor, major service providers, major borrowers, and companies with which it has material investments, to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which its systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, the Bank has received written responses from surveys distributed from over 50% of such parties. While these written responses do not rise to the level of certification or warranty, they generally indicate that these parties have developed adequate plans to address the Year 2000 issue or that their failure to resolve Year 2000 issues will have a minimal impact on the Bank's systems or operations. The Bank intends to re-contact those parties from whom it has not received a response, either in writing or through personal contact. The Bank has not independently confirmed any information received from other parties with respect to Year 2000 issues. These other parties may not complete their Year 2000 conversion in a timely fashion or they may suffer a Year 2000 business disruption that may adversely affect the Bank's financial condition and results of operations.

The Bank does not generally utilize Year 2000 compliance as a criteria in the loan underwriting process because approximately 96% of its loan portfolio is composed of either one- to four-family residential mortgage loans, construction and development loans, or consumer loans. Generally, borrowers of such loans do not present as significant a risk to repayment as a result of Year 2000 issues. No commercial real estate borrower was identified as mission critical during the Year 2000 assessment process.

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

Risks of Year 2000 Issues. To date, the Bank has not identified any system which presents a material risk of not being Year 2000 compliant in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Bank progresses with its Year 2000 conversion, the Bank may identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to reconcile and record daily activity properly, or to engage in normal banking activities properly. Additionally, if the Bank's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the

Bank could be adversely affected. The Bank's failure to identify systems which require Year 2000 conversion that are critical to its operations or the Bank's failure or that of others with which it does business to become Year 2000 compliant in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the management cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems.

The Bank has identified seven mission-critical vendors, of which six are Year 2000 compliant. The remaining vendor is in the process of testing for Year 2000 compliance.

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

The Company is not aware of any known trends, events, or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits
               27. Financial Data Schedule


         (b)   Reports on Form 8-K

               None

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST DEPOSIT BANCSHARES, INC.



                                     BY:  /s/ J. David Higgins
                                        ----------------------
                                        President, Chief Executive Officer and
                                        Treasurer




                                     BY: /s/ John L. King
                                        -----------------
                                        Senior Vice President and Chief
                                        Financial Officer


                                     DATE: August 13, 1999
                                           ---------------