Form 10QSB
period 1999-09-30
FIRST DEPOSIT BANCSHARES INC
filed 1999-11-15
CIK 1082063

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 1999
                                            ---------------------------
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number: 000-26033

                         First Deposit Bancshares, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Georgia                                        58-2443683
------------------------------------                -----------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                     Identification No.)

           8458 Campbellton Street, Douglasville, Georgia 30134-1803
        --------------------------------------------------------------
                    (Address of principal executive offices)

                                (770) 942-5108
                           --------------------------
                           (Issuer's telephone number

                                       N/A
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes        No
                                                  ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1999: 1,575,000; no par value.

Transitional Small Business Disclosure Format (Check One) Yes    No  X
                                                             ---    ---

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Consolidated Balance Sheet - September 30, 1999............    3

              Consolidated Statements of Income and Comprehensive
                 Income - Three Months Ended September 30, 1999 and 1998
                 and Nine Months Ended September 30, 1999 and 1998.......    4

              Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 1999 and 1998.................    5

              Notes to Consolidated Financial Statements.................    6

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............    7


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K......................   16

          Signatures.....................................................   17

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                             (Dollars in Thousands)

Assets
------
Cash and due from banks                                                                              $  4,709
Federal funds sold                                                                                         50
Securities available-for-sale, at fair value                                                           16,860
Securities held-to-maturity (fair value $2,366)                                                         2,361

Loans                                                                                                  87,990
Less allowance for loan losses                                                                          1,041
                                                                                                     --------
          Loans, net                                                                                   86,949
                                                                                                     --------

Premises and equipment                                                                                  1,834
Real estate held for development and sale                                                               1,455
Other assets                                                                                            1,272
                                                                                                     --------
          Total assets                                                                               $115,490
                                                                                                     ========
Liabilities and Stockholders' Equity
------------------------------------
Deposits
    Demand                                                                                           $  3,725
    Interest-bearing demand                                                                            28,072
    Savings                                                                                             4,138
    Time deposits                                                                                      46,958
                                                                                                     --------
          Total deposits                                                                               82,893
Federal Home Loan Bank advances                                                                         7,000
Other liabilities                                                                                       1,512
                                                                                                     --------
          Total liabilities                                                                            91,405
                                                                                                     --------
Commitments and Contingent Liabilities

Preferred stock, no par, 10,000,000 authorized,
     none issued                                                                                            0
Common stock, no par, 10,000,000 authorized,
     1,575,000 issued and outstanding                                                                  15,021
Retained earnings                                                                                      10,435
Accumulated other comprehensive loss, net of tax                                                         (111)
Less unearned ESOP shares                                                                              (1,260)
                                                                                                     --------
          Total stockholders' equity                                                                   24,085
                                                                                                     --------
          Total liabilities and stockholders' equity                                                 $115,490
                                                                                                     ========

The accompanying notes are an integral part of these financial statments.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                               ----------------------------------------  ----------------------------------------
                                                     1999                    1998               1999                    1998
                                               ------------------   -------------------  -------------------   ------------------
Interest income
    Loans                                      $           1,712    $            1,676   $            5,089    $           4,857
    Taxable securities                                       247                    86                  396                  285
    Federal funds sold                                       127                    51                  300                  158
                                               ------------------   -------------------  -------------------   ------------------
          Total interest income                            2,086                 1,813                5,785                5,300
                                               ------------------   -------------------  -------------------   ------------------
Interest expense
    Deposits                                                 948                   994                2,876                2,905
    Other borrowings                                          73                    74                  212                  221
                                               ------------------   -------------------  -------------------   ------------------
          Total interest expense                           1,021                 1,068                3,088                3,126
                                               ------------------   -------------------  -------------------   ------------------
          Net interest income                              1,065                   745                2,697                2,174
Provision for loan losses                                     15                    15                   45                   45
                                               ------------------   -------------------  -------------------   ------------------
          Net interest income after
              provision for loan losses                    1,050                   730                2,652                2,129
                                               ------------------   -------------------  -------------------   ------------------
Other income                                                 195                   108                  529                  344
                                               ------------------   -------------------  -------------------   ------------------
Other expenses
    Salaries and employee benefits                           327                   289                  961                  855
    Occupancy and equipment expenses                         148                   133                  424                  368
    Other operating expenses                                 171                   150                  503                  435
                                               ------------------   -------------------  -------------------   ------------------
          Total other expenses                               646                   572                1,888                1,658
                                               ------------------   -------------------  -------------------   ------------------
          Income before income taxes                         599                   266                1,293                  815
Income tax expense                                           212                   135                  490                  349
                                               ------------------   -------------------  -------------------   ------------------
          Net income                                         387                   131                  803                  466
Other comprehensive loss
    Unrealized losses on securities
       available-for-sale arising during
       period, net of tax                                    (60)                  (21)                 (60)                 (29)
                                               ------------------   -------------------  -------------------   ------------------
          Comprehensive income                 $             327    $              110   $              743    $             437
                                               ==================   ===================  ===================   ==================
    Basic and diluted earnings
       per common share                        $            0.26    $             0.09   $             0.55    $            0.32

    Weighted average shares outstanding                1,449,000             1,449,000            1,449,000            1,449,000

    Dividends declared per common share                        -                     -                    -                    -


The accompanying notes are an integral part of these financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       1999                       1998
                                                                                --------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                                  $               803     $               466
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                            263                     234
        Provision for loan losses                                                                45                      45
        (Increase) decrease in real estate held
           for development and sale                                                             289                    (217)
        Other operating activities                                                              755                     232
                                                                                --------------------    --------------------
                  Net cash provided by operating activities                                   2,155                     760
                                                                                --------------------    --------------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                              (14,880)                 (1,736)
    Proceeds from maturities of securities available-for-sale                                 1,500                       -
    Purchases of securities held-to-maturity                                                 (1,500)                      -
    Proceeds from maturities of securities held-to-maturity                                     181                   3,562
    Net (increase) decrease in Federal funds sold                                               665                    (100)
    Net increase in loans                                                                    (3,617)                 (9,124)
    Purchase of premises and equipment                                                         (320)                   (206)
                                                                                --------------------    --------------------
                  Net cash used in investing activities                                     (17,971)                 (7,604)
                                                                                --------------------    --------------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                      (2,793)                  5,460
    Net increase in other borrowings                                                          2,000                      76
    Issuance of common stock                                                                 14,490                       -
    Stock offering expenses                                                                    (729)                      -
                                                                                --------------------    --------------------
                  Net cash provided by financing activities                                  12,968                   5,536
                                                                                --------------------    --------------------
Net decrease in cash and due from banks                                                      (2,848)                 (1,308)

Cash and due from banks, beginning of period                                                  7,557                   5,663
                                                                                --------------------    --------------------
Cash and due from banks, end of period                                          $             4,709     $             4,355
                                                                                ====================    ====================
NONCASH FINANCING ACTIVITIES
    Common stock issued to ESOP                                                               1,260                       -


The accompanying notes are an integral part of these financial statements.

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

         First Deposit Bancshares, Inc. ("First Deposit") is a Georgia corporation formed to serve as a holding company to acquire the capital stock of Douglas Federal Bank (the "Bank") in connection with its conversion from a mutual federal savings bank to a stock federal savings bank. The conversion was approved by the Bank's depositors on June 25, 1999 and the offering of 1,575,000 shares of the common stock of First Deposit was closed on July 8, 1999. Until July 8, 1999, First Deposit had no operations, had not issued any common stock, and did not own the Bank. The following analysis discusses financial information regarding the Company and Bank since the conversion and acquisition compared to the operation of the Bank prior to the conversion.

         The following selected financial and operating data presented below at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are derived from unaudited financial data, but, in the opinion of management reflect all adjustments (consisting of only recurring adjustments) which are necessary to present fairly the results of such interim periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999.

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

         Liquidity and Capital Resources

         As of September 30, 1999, the liquidity ratio of the Bank was 27.27%, and, as determined under guidelines established by regulatory authorities, was considered satisfactory and within management's target ratio.

         At September 30, 1999, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank are as follows:

                                                      Actual
                                                   ------------

                              First Deposit          Douglas        Regulatory
                              Bancshares, Inc.     Federal Bank    Requirement
                              ----------------     ------------    -----------

  Leverage capital ratios            21.16 %          14.00 %         4.00 %
  Risk-based capital ratios:
    Core capital                     39.33            26.03           4.00
    Total capital                    40.59            27.29           8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                     September 30,      December 31,
                                                        1999               1998                Increase (Decrease)
                                                  -----------------   ----------------   ---------------------------------
                                                        (Dollars in Thousands)               Amount          Percent
                                                  ------------------------------------   --------------  -----------------
Cash and due from banks                           $          4,709    $         7,557    $      (2,848)         (37.69) %
Securities available-for-sale                               16,860              3,707           13,153          354.82
Securities held-to-maturity                                  2,361              1,042            1,319          126.58
Federal funds sold                                              50                715             (665)         (93.01)
Loans, net                                                  86,949             83,377            3,572            4.28
Premises and equipment                                       1,834              1,777               57            3.21
Real estate held for development and sale                    1,455              1,745             (290)         (16.62)
Other assets                                                 1,272                972              300           30.86
                                                  -----------------   ----------------   --------------
                                                  $        115,490    $       100,892    $      14,598           14.47
                                                  =================   ================   ==============

Deposits                                          $         82,893    $        85,686    $      (2,793)          (3.26) %
Other borrowings                                             7,000              5,000            2,000           40.00
Other liabilities                                            1,512                544              968          177.94
Stockholders' equity                                        24,085              9,662           14,423          149.25
                                                  -----------------   ----------------   --------------
                                                  $        115,490    $       100,892    $      14,598           14.47
                                                  =================   ================   ==============

As indicated in the above table, the Company's total assets have increased by 14.47% during the first nine months of 1999. This increase is due to conversion from a mutual savings bank to a stock organization which resulted in the sale of 1,575,000 shares of common stock.

In mid May the Bank began accepting subscriptions for the 1,575,000 shares being offered in the conversion. In connection with this process, funds were deposited into an escrow account at Douglas Federal Bank until the completion of the offering. The offering was over subscribed and prior to closing the offering on July 8, 1999, $20,963,000 including interest was refunded from the total funds received totaling $36,749,000. These subscriptions were held in an escrow savings account and held in an interest bearing account during the offering period. Upon completion of the offering, the proceeds of $15,750,000, less offering expenses of $729,000, were transferred to capital of the Company. Approximately $7.5 million of the stock proceeds were injected into the subsidiary bank as additional paid in capital.

The majority of the stock offering proceeds have been invested in securities which have increased by $14.5 million since December 31, 1998. Total deposits decreased during this same period by $2.8 million and was funded by a decrease in cash and due from banks. The decrease in deposits was in time deposits which carries the highest interest rates of all deposits.

Results of Operations For The Three Months and For The Nine Months Ended September 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.

                                          Three Months Ended
                                             September 30,
                                   --------------------------------------
                                          1999                 1998                Increase (Decrease)
                                   -----------------    -----------------   -----------------------------------
                                          (Dollars in Thousands)                 Amount            Percent
                                   --------------------------------------   ---------------    ----------------
Interest income                    $          2,086     $          1,813    $         273            15.06 %
Interest expense                              1,021                1,068              (47)           (4.40)
Net interest income                           1,065                  745              320            42.95
Provision for loan losses                        15                   15                -                -
Other income                                    195                  108               87            80.56
Other expense                                   646                  572               74            12.94
Pretax income                                   599                  266              333           125.19
Income taxes                                    212                  135               77            57.04
Net income                                      387                  131              256           195.42

                                           Nine Months Ended
                                             September 30,
                                   --------------------------------------
                                          1999                 1998                Increase (Decrease)
                                   -----------------    -----------------   -----------------------------------
                                          (Dollars in Thousands)                 Amount            Percent
                                   --------------------------------------   ---------------    ----------------
Interest income                    $          5,785     $          5,300    $         485             9.15 %
Interest expense                              3,088                3,126              (38)           (1.22)
Net interest income                           2,697                2,174              523            24.06
Provision for loan losses                        45                   45                -                -
Other income                                    529                  344              185            53.78
Other expense                                 1,888                1,658              230            13.87
Pretax income                                 1,293                  815              478            58.65
Income taxes                                    490                  349              141            40.40
Net income                                      803                  466              337            72.32

As indicated in the above tables, the Company's net interest income has increased by $320,000 and $523,000 for the three and nine month periods in 1999, respectively, as compared to the same periods in 1998. The Company's net interest margin increased to 3.46% during the first nine months of 1999 as compared to 3.39% for the previous year. The increase in the net interest margin is due primarily to an increase in average interest-earning assets as the result of the stock offering. The net interest margin is expected to gradually increase as available funds are invested in loans versus securities and interest-bearing deposits in banks.

The provision for loan losses remained the same for both the three and nine month periods in 1999 as compared to the same periods in 1998. The Company's allowance for loan losses to total loans amounted to 1.18% of total loans at September 30, 1999 and December 31, 1998. Nonaccrual loans and net charge-offs have decreased by $595,000 and $24,000, respectively, as of September 30, 1999 compared to the same period in 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 1999 and 1998 is as follows:

                                                                                           September 30,
                                                                                  ---------------------------------
                                                                                       1999              1998
                                                                                  ---------------   ---------------
                                                                                       (Dollars in Thousands)
                                                                                  ---------------------------------
Nonaccrual loans                                                                  $          301    $          896
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                    -                 -
Restructured loans                                                                             -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                 -                 -
   and restructured loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                         -                 -

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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               1999              1998
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       85,900    $       79,513
                                                                                          ===============   ===============
Balance of allowance for loan losses at beginning of period                               $        1,000    $          866
                                                                                          ===============   ===============
Loans charged off
   Commercial and financial                                                               $            -    $            -
   Real estate mortgage                                                                               (5)                -
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                      (5)                -
                                                                                          ---------------   ---------------
Loans recovered
   Commercial and financial                                                                            2                21
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       2
                                                                                          ---------------   ---------------
Net (charge-offs) recoveries                                                                          (3)               21
                                                                                          ---------------   ---------------
Additions to allowance charged to operating expense during period                                     45                45
                                                                                          ---------------   ---------------
Balance of allowance for loan losses at end of period                                     $        1,042    $          932
                                                                                          ===============   ===============
Ratio of net loans (charged off) recovered during the period to
   average loans outstanding                                                                          - %              .03%
                                                                                          ===============   ===============

Other income increased by $87,000 and $185,000 for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. The single most significant increase was an increase of $103,000 in gains on sale of real estate held for development and sale for the nine month period ended September 30, 1999 as compared to 1998.

Other expenses increased for the three and nine month periods in 1999 as compared to the same periods in 1998 by $74,000 and $230,000, respectively. For the nine month period ended September 30, 1999, salaries and employee benefits increased $106,000, occupancy and equipment expenses increased $56,000, and other operating expenses increased $68,000, as compared to the same period in 1998. The increases for the three month period were $38,000, $15,000, and $21,000, respectively. Approximately $70,000 of the increase in salaries and employee benefits represents normal increases in officer and employee compensation. The number of full-time equivalent employees was 38 at September 30, 1998 and September 30, 1999. The increase in occupancy and equipment expenses is primarily due to increases in data processing expense of $25,000 and maintenance expenses of $25,000 for the nine month period ending September 30, 1999 as compared to 1998. The increase in other operating expenses is partly attributable to an increase of $35,000 in deposit account expenses as compared to 1998.

The Company's provision for income taxes increased by $77,000 and $141,000 for the three and nine month periods in 1999, respectively, as compared to the same periods in 1998 due to increased taxable income. The Company's effective tax rate increased to 39% for the first nine months of 1999 as compared to 43% for the first nine months of 1998.

Net income increased by $256,000 and $337,000, respectively, for the three and nine months ended September 30, 1999. This increase is a combination of the increase in net interest income and the gains on sale of real estate held for development and sale.

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

State of Readiness. The Bank has implemented a detailed Year 2000 plan, as required by its regulators, to evaluate Year 2000 compliance of its computer systems and the equipment which supports its operations. Also included in this Year 2000 plan is a detailed review of the readiness of the Bank's service providers, vendors, major fund providers, major borrowers, and companies with which the Bank has material investments. These reviews and updates have revealed that these entities that the Year 2000 issue will not have a material adverse impact on their relationship with the Bank. While these assurances do not rise to the level of a certification of warranty, management is comfortable with the assurances it has received. As of September 30, 1999, the Bank has met all current target objectives of the Year 2000 plan, and management believes that the Bank will continue to meet all future target objectives in accordance with the terms of the plan.

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

As a result of the Bank's core account processing system and the new financial accounting, mortgage loan origination, and mortgage loan servicing systems, management believes that it has resolved the Year 2000 issues with respect to the most critical computer systems and applications. Management has completed the testing phase with respect to the Bank's computer systems and other equipment that is Year 2000 sensitive, which includes equipment containing embedded microprocessors or other technology related to the recognition of dates. The results of testing performed through September 30, 1999 have not identified any non-compliance systems or equipment.

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

In addition to the Bank's interaction with major service providers, the Bank has contacted in writing every vendor, major service providers, major borrowers, and companies with which it has material investments, to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which its systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, the Bank has received written responses from surveys distributed from over 90% of such parties. While these written responses do not rise to the level of certification or warranty, they generally indicate that these parties have developed adequate plans to address the Year 2000 issue or that their failure to resolve Year 2000 issues will have a minimal impact on the Bank's systems or operations. The Bank intends to re-contact those parties from whom it has not received a response, either in writing or through personal contact. The Bank has not independently confirmed any information received from other parties with respect to Year 2000 issues. These other parties may not complete their Year 2000 conversion in a timely fashion or they may suffer a Year 2000 business disruption that may adversely affect the Bank's financial condition and results of operations.

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

The Bank has identified seven mission-critical vendors, of which all are Year 2000 compliant.

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

                                     FIRST DEPOSIT BANCSHARES, INC.

DATE: November 12, 1999              BY: /s/ J. David Higgins
      --------------------               --------------------------------------
                                         President, Chief Executive Officer and
                                           Treasurer



DATE: November 12, 1999              BY: /s/ John L. King
      --------------------               --------------------------------------
                                         Senior Vice President and
                                           Chief Financial Officer