Form 10KSB
period 1999-12-31
FIRST DEPOSIT BANCSHARES INC
filed 2000-03-30
CIK 1082063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

                                   (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the Fiscal Year Ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-26033

                         First Deposit Bancshares, Inc.
                 (Name of small business issuer in its charter)

            Georgia                                          58-2443683
(State or other jurisdiction                                   (I.R.S.
of incorporation or organization)                   Employer Identification No.)

       8458 Campbellton Street
        Douglasville, Georgia                                 30134-1803
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number  (770) 942-5108

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, no par

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $8,739,704

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity as of March 15, 2000. $11,590,750

     State the number of shares outstanding at each of the issuer's classes of common equity as of March 15, 2000. 1,449,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year end are incorporated by reference into Part III of this report.

                                    PART I
                                    ------

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     First Deposit Bancshares, Inc. ("First Deposit") is a Georgia corporation was organized on February 22, 1999 for the purpose of acquiring all the capital stock of Douglas Federal Bank, FSB (the "Bank"). First Deposit is a savings association holding company and is regulated by the Office of Thrift Supervision. On July 8, 1999, First Deposit completed an initial public offering and conversion of the Bank from a mutual organization to a stock organization. First Deposit was capitalized from the sale of 1,575,000 shares of common stock to the public, or $15,750,000 in total subscriptions.

The Bank

     General. The Bank was originally organized in 1960 as a federally-chartered savings bank. The Bank's deposit accounts are insured to the maximum allowable amount by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation.

     The Bank is a community-oriented savings institution whose principal business consists of accepting retail deposits from the general public in its primary market area. The Bank's primary market area for lending consists of Douglas and Paulding Counties, Georgia. The Bank invests those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, construction loans, commercial real estate loans, automobile loans and, to a much lesser extent, commercial loans and consumer loans. The Bank also invests in government issued and sponsored mortgage- backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable laws and regulations.

     The Bank has a wholly-owned service subsidiary, Pinehurst Properties, LLC, that holds the Bank's real estate owned and owns real property for residential development purposes.

     Market Area and Competition. The Bank is headquartered in Douglasville, Georgia. The Bank's primary market area is comprised of the counties of Douglas and Paulding, Georgia, which are serviced through the main office and a full service branch office. The main office is located in downtown Douglasville, and the branch office is located approximately 10 miles from the main office.

     Douglasville is located approximately 25 miles from Atlanta, Georgia and is accessible from Interstate 20, a major Interstate running east to west through Georgia. The easy accessibility to Douglas County and its close proximity to Atlanta, Georgia has resulted in the Douglas County being among one of the fastest growing areas in the country in recent years. Management believes that our market area continues to show economic growth with stable to moderately increasing real estate values.

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a statewide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. Competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies, and insurance companies. In addition, the Bank has recently faced significant competition for first mortgage loans on new home construction from builders who have been offering financing for purchasers of new homes in the builders' development projects. The Bank's most direct competition for deposits has historically come from savings, commercial banks, and credit unions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions, which have a competitive advantage because they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure in respect to loan and deposit pricing.

     Lending Activities.  The Bank's loan portfolio consists primarily of first
mortgage loans secured by one- to four-family residences.   The types of loans
originated are subject to federal laws and regulations. Interest rates charged on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

     The Bank's mortgage lending activities are conducted primarily by loan personnel operating in two offices. In- market loan originations are generated by our marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic organizations, as well as present customers, walk-in customers and referrals from real estate agents, brokers and builders. The Bank underwrites loans it originates pursuant to policies and procedures and generally underwrites in accordance with Fannie Mae, Freddie Mac, Federal Housing Administration, and Department of Veterans Affairs underwriting standards. The Bank originates both adjustable-rate and fixed-rate loans. It's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. In recent years, the Bank has originated primarily fixed-rate loans as a result of low customer demand for adjustable-rate loans given the prevailing low interest rate environment. Generally, the Bank holds loans originated for investment, although the Bank frequently sells fixed-rate loans originated through the secondary market.

     Included in the one- to four-family loan portfolio are home equity loans. The Bank originates home equity loans that are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Bank uses the same underwriting standards for home equity loans as for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90.0% of the appraised value of the property securing the loan. The interest rates for home equity loans either float at a stated margin over the prime rate or have fixed interest rates.

     The Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as office buildings, schools, nursing homes, retail stores and churches located in its primary market area. The Bank lends to local churches to fund construction of or renovations to church facilities. Such loans are adjustable rate mortgages and fixed-rate loans with a maximum loan to value ratio of 80.0%. Commercial real estate loans generally have adjustable rates and terms to maturity that do not exceed 15 years. The Bank's current lending guidelines generally require that the loan to value ratio on property securing commercial real estate loans and multi-family loans not exceed 80.0%. Adjustable-rate commercial real estate loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years.

     The Bank originates construction loans for the development of residential and commercial property, including speculative loans. Construction loans are offered primarily to experienced local developers and builders operating in the Bank's market area. The majority of construction loans are originated to finance the construction by developers and builders of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 75.0% of the appraised value of the property on multi-family and commercial real estate construction and 80.0% on one- to four-family residential construction. Land loans are made in amounts up to 60.0% of the appraised value of the land securing the loan.

     The Bank originates consumer loans which consist primarily of new and used automobile loans and loans secured by deposit accounts. Such loans are generally originated in the Bank's primary market area and generally are secured by deposit accounts, personal property and automobiles.

     The Bank's Board of Directors establishes the Bank's lending policies. Such policies provide that the President, Executive Vice President and other Vice Presidents may approve installment loans up to $25,000 and personal loans up to $5,000. The Bank's Executive Committee may approve loans in excess of these limits. The Executive Committee approves all new loans over $300,000 and all maturing loans with aggregate balances over $500,000. The Bank has loan review personnel who submit a written report to the Executive Committee and the full Board of Directors each quarter, evaluating the quality and trend of the loan portfolio. Loan review personnel are independent of loan officers and lending responsibilities.

     Federal regulations and the Bank's Asset Classification Policy require that management utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the Office of Thrift Supervision internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Investment Committee reviews and classifies it's assets on a regular basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above.

     The Bank's policy is to cease accruing interest on loans 90 days or more past due and to charge-off all accrued interest. The Bank does, however, continue accruing interest on loans 90 days or more past due that are in the process of being renewed or extended.

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in our loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. The Bank continually monitors the allowance for loan losses as conditions dictate. While management believes the allowance for loan losses is sufficient to cover losses inherent in the loan portfolio, no assurances can be given that the level of allowance for loan losses will be sufficient to cover loan losses incurred, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     Investment Activities. The Bank invests in various types of liquid assets, including U.S. Treasury obligations with terms of five years or less and are rated by a highly regarded rating service, such as Standard & Poors, as AA or better. The Bank also invests in mutual funds whose assets conform to the investments that the Bank is otherwise authorized to make directly, including equity securities, such as Freddie Mac and Fannie Mae stock.

     Generally, the Bank's investment policy is to invest funds among various categories of investments and maturities based upon its need for liquidity, to achieve the proper balance between it's desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill our asset/liability management policies. The Bank's investment strategy has been directed toward high-quality assets with short and intermediate terms to maturity. These high quality assets consist primarily of U.S. Treasury obligations, Federal agency obligations and high-grade corporate debt securities.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the Federal Home Loan Bank of Atlanta, The Bank is required to hold Federal Home Loan Bank of Atlanta stock which is carried at cost since there is no readily available market value. Historically, the Bank has not held any securities considered to be trading securities.

     Sources of Funds. Deposits, loan repayments and prepayments, maturities of securities and cash flows generated from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

     The Bank offers a variety of deposit accounts with a range of interest rates and terms. These deposits consist of passbook and statement savings accounts, money market accounts, transaction accounts and time deposits currently ranging in terms from one to five years. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. These deposits are obtained predominantly from the areas surrounding the Bank's offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits and also rely on competitive pricing policies and advertising; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with the asset/liability management, liquidity and profitability objectives. Based on experience, management believes that passbook and statement savings, money market accounts and transaction accounts are relatively stable sources of deposits. Time deposits have been a relatively stable source of funds as well, however, the ability to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     As part of the Bank's operating strategy, management has utilized advances from the Federal Home Loan Bank as an alternative to retail deposits to fund operations when borrowings are less costly and can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand. By utilizing Federal Home Loan Bank advances, which possess varying stated maturities, the Bank can meet liquidity needs without otherwise being dependent upon retail deposits and revising deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. These Federal Home Loan Bank advances are collateralized primarily by certain mortgage loans and secondarily by capital stock of the Federal Home Loan Bank. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, including us, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.

Pinehurst Properties, LLC

     The Bank's service corporation subsidiary, Pinehurst Properties, LLC, is involved in the development of residential real estate. Pinehurst Properties is involved in two developments. One is a gated residential community consisting of 33 lots, of which 29 had been sold as of December 31, 1999. The second development is a more traditional subdivision project that has been divided into two phases; Phase I consists of 61 lots and Phase II consists of 81 lots. Fifty-six lots in aggregate have been sold as of December 31, 1999.

Employees

     As of December 31, 1999, the Bank had 48 total employees and 46 full-time equivalent employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys satisfactory relations with its employees. There currently are no employees of First Deposit.


                           REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination, and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the Federal Home Loan Bank of Atlanta. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     The OTS and the FDIC have a significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLBA"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

  . repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

  . provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

  . broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

  . provides an enhanced framework for protecting the privacy of consumer information;

  . adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

  . modifies the laws governing the implementation of the Community Reinvestment Act; and

  . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     The GLBA also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLBA. The GLBA also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     The GLBA also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     The OTS has recently proposed regulations implementing the privacy protection provisions of the GLBA. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. The Bank would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having the Bank share their personal information with unaffiliated third parties. The GLBA also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

     The Company believes that the GLBA will not have a material adverse effect on its operations or those of the Bank in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.


Regulations of Federal Savings Associations

     Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 20% of an association's assets on the aggregate amount of commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to one borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 1999, the Bank's regulatory limit on loans to one borrower was approximately $2,599,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 1999, the Bank maintained 81.59% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

     A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the "BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may only do so once.

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital to adjusted total assets as adjusted under the OTS regulations, a leverage ratio requirement of 4% of core capital to such adjusted assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common shareholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. An institution with assets of less than $300 million and risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case- by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of
(a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulations, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice.

     Assessments. Savings associations are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During 1999, the Bank paid total assessments of $54,384.

     Branching. Subject to certain limitations, the HOLA and the regulations of the OTS permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the "QTL" test for a qualified thrift lender or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which composes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.

     In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institutions record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Banks' subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) at the BHC Act and (b) from purchasing the securities of any affiliates other than a subsidiary. Section 23A limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers, and 10% or more shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Section 22(g) and 22(h) of the FRA and Regulation O. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

     Enforcement. Under the Federal Deposit Insurance Act (the "FDIC Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all

"institution affiliated parties," including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. Pursuant to the FDIC Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Real Estate Lending Standards. The OTS and other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to proposed loan-to-value limitations so long as such exemptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital.

     Generally, a savings association is treated as "well capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 10.0%, its ratio of Tier I capital to risk weighted assets is at least 6.0%, its ratio of leverage (core) capital to adjusted total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specified capital level. A savings association will be treated as "adequately capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 8.0%, its ratio of Tier I capital to risk weighted assets is at least 4.0%, and its ratio of leverage (core) capital to adjusted total assets is at least 4.0%, (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institution rating system). A savings association that has a total risk based capital to risk-weighted assets ratio of less than 8.0% or a leverage (core) ratio of or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital to risk-weighted assets ratio of less than 6.0% or a Tier 1 risk based capital ratio or a leverage (core) of less than 3.0% is considered to be "significantly undercapitalized". A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements.

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

     If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets; be acquired by a depository institution holding company or combine with another depository institution. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository institution holding company or combine with another depository institution. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

     When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.

Insurance of Deposit Accounts

     The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by DIFA, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule which effected, as of October 1, 1996 (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion financing corporation ("FICO") bonds issued in the late 1980's as part of the government rescue of the thrift industry are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Regulations of Savings Association Holding Companies

     The Company is a non-diversified unitary savings association holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority of the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

     The HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings association holding company, the Company is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction or (b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired to out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Atlanta, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at December 31, 1999, of $733,600. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Atlanta capital stock in amounts equal to $55,146 and $53,065 during the years ended December 31, 1999 and 1998, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

     Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 (FHLB Modernization Act), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Liquidity

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 1999 was 21.54%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Year 2000

     Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

Federal Securities Laws

  The Company's common stock is registered with the SEC under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company and Bank conduct their business from its main office and a full service branch office. The Bank owns both offices. The following table sets forth information regarding these properties.

                                             Original Year
         Location                              Acquired

         Main Branch Office:
         8458 Campbellton Street
         Douglasville,
         Georgia 30134-1803                   September 1969

         Branch Office:
         1855 Thornton Road
         Lithia Springs, Georgia 30122-2619        June 1973

     The Bank also owns property for possible branch expansion or a new main office located at Chapel Hill Road and Interstate 20, Douglasville, Georgia. The Bank also owns property for possible branch expansion located at Douglas Boulevard and Brightstar Road in Douglasville. All properties are owned by the Company or Bank and are adequately insured, including contents.

     Pinehurst Properties, LLC, owns approximately 80 acres of real property located in Douglasville, Georgia, that has been subdivided and is being currently developed and sold as residential lots.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against the Company or Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The common stock of the Company is quoted on The OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FDBI." The following table sets forth the high and low closing sale prices for the Company's common stock as reported on the respective market. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. Prior the initial stock offering, there was no outstanding common or preferred stock.

                                                       Sales Price
                         Calendar Period           Low           High
                         -----------------------------------------------
                         1999
                         First Quarter            $    n/a      $    n/a
                         Second Quarter                n/a           n/a
                         Third Quarter             11.1875         12.00
                         Fourth Quarter            11.3125        11.875

Shareholders

As of March 15, 2000, there were approximately 365 holders of record of the Company's common stock.

Dividends

The Company paid a $.075 per share cash dividend on its common stock for the year ended December 31, 1999. The Company anticipates paying a quarterly dividend in the future. Any declaration and payment of dividends will be based on the Company's earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Bank. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See "Supervision and Regulation - Payment of Dividends."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loan and investment portfolios and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses and fees and other service charges. Our noninterest expense principally consists of compensation and employee benefits, occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact us.

     The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

Forward-Looking Statements

     This annual report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our
expectations.   These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

     Traditionally, management's primary goal has been to control growth and maintain our profitability, market share, asset quality and our capital position by:

  . Investing primarily in one- to four-family loans secured by properties located in our primary market area;

  . Investing in non-residential and construction and development loans secured by properties located in our primary market area, to the extent that such loans meet our general underwriting criteria including, but not limited to, satisfaction of certain loan-to-value ("LTV") and debt service coverage ratios and satisfaction that the borrower is experienced in these types of real estate projects;

  .  Investing in consumer loans;

  . Investing funds not utilized for loan investments in short-term U.S. Treasury and agency obligations, including mortgage-backed and mortgage-related securities; and

  .  Building capital while controlling operating expenses.

     In the future, we intend to seek growth opportunities and means of lessening our exposure to interest rate risk while avoiding investments we believe bear risks inconsistent with our investment policies. We intend to grow by expanding the products and services we offer, as necessary, in order to improve our market share in our primary market area as well as seeking opportunities to expand our market share and product line through acquisitions, although we have no specific acquisition plans. We are reviewing other products and services, including products that would attract more local business. We will also seek to expand consumer loans, including home equity loan originations. Finally, depending upon market conditions, management may implement leverage strategies to enhance income. Such strategies would be to increase borrowings and invest the borrowed funds in secured investments to enhance income from the spread between the cost of the borrowed funds and the investment yield.

Management of Interest Rate Risk and Market Risk Analysis

  Qualitative Analysis

     The principal objective of our interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given our business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with our Board of Directors' approved guidelines. Through such management, we seek to reduce the vulnerability of our operations to changes in interest rates, while not subjecting us to undue credit or investment risk. We monitor our interest rate risk as such risk relates to our operating strategies. Our Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which meets on a regular basis, and reports trends and interest rate risk position to our Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on our earnings.

     In recent years, we have become subject to the increasing risk that interest rates may rise due to the substantial levels of fixed-rate loans we have been originating to satisfy the high customer demand for such products in our primary market area. As discussed above, we have sought to offset the interest rate risk associated with originating primarily fixed-rate loans in a low interest rate environment by investing in short-term U.S. Treasury and agency obligations, enabling us to reinvest relatively quickly in higher yielding investments if interest rates rise. In the future, depending upon market conditions, we intend to seek opportunities to increase our investment in short-term adjustable rate mortgage-backed securities. We generally sell a portion of the long-term fixed-rate loans in the secondary market. Currently, management believes that our strong capital position and level of liquidity coupled with low operating expenses would enable us to continue operating profitably in the event of a rapid rise in interest rates, because we are positioned to invest in higher yielding investments to offset the negative impact of our high fixed-rate loan portfolio. Depending upon the magnitude of any change in interest rates, we may not be able to react quickly enough to reinvest such funds. We therefore may experience a decrease in earnings following a significant increase in interest rates. We may also increase non-deposit borrowings which would further enable us to invest in higher yielding instruments in an increasing interest rate environment.

  Quantitative Analysis

     Net Portfolio Value. As part of our interest rate risk analysis, we use an interest rate sensitivity model which generates estimates of the change in our net portfolio value or NPV over a range of interest rate scenarios and which is prepared by our regulators on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Our regulators produce such analysis using their own model, based upon data submitted on our quarterly regulatory reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth our NPV as of December 31, 1999 as calculated by our regulators.

                                                                            NPV as % of
                                                                          Portfolio Value
                                         Net Portfolio Value                 of Assets
                                --------------------------------------------------------
Change in Interest Rates in                                            NPV
Basis Points (Rate Shock)        Amount     $ Change     % Change     Ratio     Change(1)
----------------------------    --------------------------------------------------------
                                                 (Dollars in thousands)
+300                               $16,536     $(5,989)         (27)%   14.20%      (418)
+200                                18,650      (3,875)         (17)    15.72       (265)
+100                                20,714      (1,812)          (8)    17.16       (122)
Static                              22,525           -            -     18.37          -
-100                                23,756       1,231            5     19.18         80
-200                                24,750       2,224           10     19.81        144
-300                                25,670       3,145           14     20.40        202
-----------------
(1) Expressed in basis points.

  Shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require making certain assumptions which may or may not reflect the manner in which the actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, the NPV measurements and net interest income models provide only an indication of our interest rate risk exposure at a particular point in time. Such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Impact of Inflation and Changing Prices

  The financial statements and notes presented in this annual report have been prepared in accordance with generally accepted accounting principals which provide for the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of our goods and services.

Analysis of Net Interest Income

  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

  Average Balance Sheets. The following tables set forth certain information relating to us at December 31, 1999, and for the years ended December 31, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                       For the Years Ended December 31,
                                           ----------------------------------------------------------
                                                       1999                          1998
                                           ---------------------------   ----------------------------
                                                               Average                       Average
                                           Average              Yield/   Average              Yield/
                                           Balance   Interest    Cost    Balance   Interest    Cost
                                          ---------  --------  --------  --------  --------  --------
                                                            (Dollars in Thousands)
Assets
 Interest-earning assets:
   Mortgage loans, net..................  $ 85,641     $6,783     7.92%  $79,751     $6,473     8.12%
   Consumer and other loans.............     1,148        100     8.71     1,098         97     8.83
   Overnight and short-term
     deposits...........................     7,469        333     4.46     4,724        230     4.87
   Securities(1)........................    11,357        701     6.17     5,837        362     6.20
                                          --------     ------            -------     ------
     Total interest-earning assets......   105,615      7,917     7.50    91,410      7,162     7.84
                                                       ------                        ------
   Noninterest-earning assets...........     4,729                         4,225
                                          --------                       -------
     Total assets.......................   110,344                        95,635
                                          ========                       =======

Liabilities and Equity
 Interest-bearing liabilities:
  Transaction accounts..................    14,118        448     3.17    11,204        388     3.46
  Savings accounts......................    21,207        802     3.78    16,177        696     4.30
  Certificates of deposit...............    47,946      2,544     5.31    49,078      2,837     5.78
                                          --------     ------            -------     ------
   Total deposits.......................    83,271      3,794     4.56    76,459      3,921     5.13
  FHLB advances.........................     5,762        323     5.61     5,307        305     5.75
                                          --------     ------            -------     ------
   Total interest-bearing
     liabilities........................    89,033      4,117     4.62    81,766      4,226     5.17
                                                                                     ------
  Other liabilities.....................     8,078                         4,633
                                          --------                       -------
   Total liabilities....................    97,111                        86,399
  Equity capital........................    13,233                         9,236
                                          --------                       -------
   Total liabilities and equity.........  $110,344                       $95,635
                                          ========                       =======
 Net interest income/Net interest rate
  spread(2).............................               $3,800     2.88%              $2,936     2.67%
                                                       ======     ====               ======     ====
 Net earning assets/Net interest
  margin(3).............................    16,582                3.60%    9,644                3.21%
                                          ========                ====   =======                ====
 Ratio of interest-earning assets to
  interest-bearing liabilities              118.62%                       111.79%
                                          ========                       =======

(1) Includes investment securities available-for-sale, investment securities held-to-maturity, stock in Freddie Mac, Fannie Mae, and Federal Home Loan Bank Atlanta.
(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average total interest-earning assets.

  Rate/Volume Analysis: The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

  . changes attributable to changes in volume (changes in volume multiplied by prior year rate);

  . changes attributable to changes in rate (changes in rate multiplied by prior year volume); and

  . the net change (changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume).

                                                                             Year Ended
                                                                          December 31, 1999
                                                                             Compared to
                                                                             Year Ended
                                                                          December 31, 1998
                                                                   ------------------------------
                                                                        Increase
                                                                       (Decrease)
                                                                         Due to
                                                                   ------------------
                                                                   Volume       Rate        Net
                                                                   ------      -------     ------
                                                                          (In thousands)
Interest-earning assets:
     Mortgage loans, net                                           $466         $(156)      $ 310
     Consumer and other loans                                         4            (1)          3
     Overnight and short term deposits                              120           (17)        103
     Securities                                                     341            (2)        339
                                                                   ----         -----       -----
          Total interest-earning assets                            $931         $(176)      $ 755
                                                                   ----         -----       -----

Interest-bearing liabilities:
     Transaction accounts                                          $ 88         $ (28)      $  60
     Savings accounts                                               173           (67)        106
     Certificates of deposit                                        (64)         (229)       (293)
     FHLB advances                                                   25            (7)         18
                                                                   ----         -----       -----
          Total interest-bearing liabilities                       $222         $(331)      $(109)
                                                                   ----         -----       -----
          Net interest income                                      $709         $ 155       $ 864
                                                                   ====         =====       =====

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

     Total assets were $117.9 million at December 31, 1999, an increase of $17.0 million, or 16.85%, from $100.9 million at December 31, 1998. The majority of this increase is directly related to the conversion and issuance of stock during 1999 which netted $15.0 million. The increase in the loan portfolio was $5.5 million and securities increased $14.0 million for the year ended December 31, 1999 as compared to 1998. Cash, due from banks and Federal funds sold decreased during the same period by $2.2 million. Total deposits decreased by $1.9 million, from $85.7 million at December 31, 1998 to $83.8 million at December 31, 1999. FHLB advances increased $4 million from $5 million at December 31, 1998 to $9 million at December 31, 1999.

     Loans. The increase in total loans was primarily due to increases in residential real estate loans and real estate construction loans which increased $2.1 million and $1.6 million, respectively, for the year ended December 31, 1999. All other categories of loans reported moderate increases for the year. The total growth in loans was 6.1% for the year compared to 12.3% for the year ended 1998. The decline in growth in loans during 1999 is partially attributable to rising mortgage rates which has a direct impact on the Company's loan volume.

     Allowance for Loan Losses. The allowance for loan losses increased by $57,000 to $1.1 million at December 31, 1999 from $1 million at December 31, 1998. This increase is consistent with the increase in loan volume. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. The allowance for loan losses to total loans was 1.17% at December 31, 1999 as compared to 1.18% at December 31, 1998. At December 31, 1999, the allowance for loan losses provided coverage of 625.18% of total nonperforming loans, significantly up from 101.73% at December 31, 1998. The significant increase in the coverage ratio is directly related to the decrease in nonperforming loans of $814,000 for the year. As of December 31, 1999 and 1998, management believes that the allowance for loan losses is adequate to absorb losses in the loan portfolio.

     Investment Securities. The most significant increase in securities was an increase of $12.7 million in securities available-for-sale. This increase was funded through the proceeds from the stock issuance. These purchases in 1999 were strictly invested in U.S. Government and Agency securities and classified as available-for-sale. These securities typically provide moderate returns at time of purchase with limited risk of loss. As of December 31, 1999, an unrealized loss of $271,000 was reported in those same securities. This loss would be recognized in the event of sale or in the event there was a permanent decline in the value of the underlying securities. Management has not specifically identified any securities with a permanent decline and has not identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     Deposits. Total deposits decreased $1.9 million, or 2.15% from December 31, 1998 to December 31, 1999. Of this total decrease, other time deposits decreased $2.4 million, or 4.67%, noninterest-bearing accounts increased $548,000, and interest-bearing demand and savings decreased $31,000. Interest-bearing demand accounts include interest-bearing transaction accounts and money market accounts. The decrease in deposits is believed to be related to the conversion from a mutual to stock organization. Specifically, some deposit holders converted deposits into common stock.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

     General. Net income for the year ended December 31, 1999 increased by $489,0000 or 62.79% to $1,269,000 compared to $780,000 for the year ended
December 31, 1998. Net interest income for the years ended December 31, 1999 and 1998 was $3.8 million and $2.9 million, respectively. The increase in net interest income of $865,000 for the year ended December 31, 1999 represents an increase of $755,000 in interest income coupled with a decrease in interest expense of $110,000. Noninterest income increased by $78,000 in 1999. Noninterest expense increased by $199,000 to $2.6 million for the year ended December 31, 1999 compared to $2.4 million for the prior year. The return on average assets increased from .81% for the year ended December 31, 1998 to 1.26% for the year ended December 31, 1999. The return on average equity also increased from 8.43% for the year ended December 31, 1998 to 9.59% for the year ended December 31, 1999.

     Interest Income. Interest income for the year ended December 31, 1999 was $7.9 million, an increase of $755,000 or 10.54% from $7.2 million for the year ended December 31, 1998. The largest component of interest income is interest on loans. Interest on loans increased from $6.6 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999. This increase of $313,000 or 4.76% is primarily the result of loan volume increases. The average balance of mortgage loans increased $5.9 million to $85.6 million, while the yield on mortgage loans decreased 20 basis points from 8.12% to 7.92%, partially offsetting the increase due to volume. The increase in interest on loans was complemented by an increase in interest on securities and short-term deposits. Interest income on securities increased $339,000 and interest income on short-term deposits increased by $103,000. The increase in interest income on securities is directly attributable to the increase in volume. The average balance of securities increased from $5.8 million for the year ended December 31, 1998 to $11.4 million for the year ended December 31, 1999. The increase in interest income on short-term deposits is attributable to increased volume. The average balance of short-term deposits increased by $2.7 million with a decrease
in yield of 41 basis points.   Average interest-earning assets were $105.6
million for the year ended December 31, 1999, an increase of $14.2 million, or 15.54%, from $91.4 million for the year ended December 31, 1998. The average yield on interest earning assets decreased 34 basis points to 7.50% for the year ended December 31, 1999, from 7.84% for the year ended December 31, 1998.

     Interest Expense. Interest expense decreased during the year ended December 31, 1999 to $4.1 million, from $4.2 million for the year ended December 31, 1998. Substantially all, 92% and 93%, respectively, of the interest expense is attributable to interest-bearing deposits. The largest category of interest-bearing deposits is certificates of deposit. Interest on certificates of deposit for the year ended December 31, 1999 was $2.5 million, down $293,000 from $2.8 million in 1998, which was primarily the result of a decrease in the average balance on certificates of deposit, combined with a decrease of 47 basis points in the rates paid on these deposits. Interest expense on savings accounts increased $106,000, from $696,000 for the year ended December 31, 1998 to $802,000 for the year ended December 31, 1999. Interest expense on transaction accounts increased $60,000, from $388,000 for the year ended December 31, 1998 to $448,000 for the year ended December 31, 1999. This increase is attributable to an increase in the average balance of transaction accounts, which increased $2.9 million during 1999, offset by a decrease of 29 basis points in the rates paid on these accounts, from 3.46% to 3.17%. Interest expense on FHLB advances increased $18,000 from $305,000 for the year ended December 31, 1998 to $323,000 for the year ended December 31, 1999. This increase is primarily attributable to the increase in average advances outstanding from $5.3 million for the year ended December 31, 1998 to $5.8 million for the year ended December 31, 1999. The factors contributing to a decrease in interest expense was representative of a 55 basis point decrease in the cost of interest-bearing liabilities.

     Net Interest Income. Net interest income for the year ended December 31, 1999 was $3.8 million, compared to $2.9 million for the year ended December 31, 1998. The yield on average interest-earning assets decreased from 7.84% to 7.50%, while the average yield on interest-bearing liabilities decreased from 5.17% for the year ended December 31, 1998 to 4.62% for the year ended December 31, 1999. As a result, the interest rate spread increased from 2.67% to 2.88% while the net interest margin increased from 3.21% to 3.60%. The decrease in the yield on interest-earning assets is due to the significant volume of residential real estate loans which carry rates normally lower than other types of loans. The mortgage rates have been at all time lows in recent years. The increase in mortgage rates experienced in the third and fourth quarters of 1999 will not begin to have an impact until later years when the volume of loans at the higher rates increases. However, due to the significant increase in volume of total interest-earning assets combined with decreasing rates paid on liabilities, the Company was able to record increased net interest income.

     Provision for Loan Losses. The provision for loan losses decreased from $108,000 for the year ended December 31, 1998 to $60,000 for the year ended December 31, 1999. This decrease is primarily the result of the decrease in nonaccrual loans for the year ended December 31, 1999. Average impaired loans decreased from $1,017,000 for the year ended December 31, 1998 to $602,000 for the year ended December 31, 1999.

     Noninterest Income. Total noninterest income increased $78,000, or 10.47% to $822,000 for the year ended December 31, 1999, compared to $744,000 for the same period in 1998. Noninterest income primarily consists of deposit account service charges, gains on sale of securities and gain on sale of real estate held for development and sale. The most significant changes in noninterest income was an increase of $221,000 in gain on sale of other real estate held for development and sale and an increase of $87,000 in gain on sale of loans.

     Noninterest Expense. Total noninterest expense increased $199,000 to $2.6 million for the year ended December 31, 1999, up from $2.4 million for the prior year. Increases in compensation and benefits of $137,000, equipment and occupancy expenses of $10,000 and an increase in other expenses of $52,000 make up the increase in noninterest expense. Significant increases included in other expenses were increases in data processing of $36,000 and transaction account expenses of $33,000. The increases in noninterest expense represent normal increases for the year ended December 31, 1999.

     Income Taxes. Income tax expense increased from $405,000 for the year ended December 31, 1998 to $706,000 for the year ended December 31, 1999. The increase is primarily the result of an increase in income from operations of $791,000 for the year ended December 31, 1999. The effective tax rate for the years ended December 31, 1999 and 1998 was 36% and 34%, respectively.

Liquidity and Capital Resources

     Our primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have continued to maintain the required levels of liquid assets as defined by Office of Thrift Supervision regulations. These requirements, which may be varied at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. Our currently required liquidity ratio is 4.00%. At

December 31, 1999 and December 31, 1998, our liquidity ratio was 21.54% and 12.03%, respectively. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. We manage our liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing Federal Home Loan Bank advances in periods when our demands for liquidity exceed funding from deposit inflows.

     Our most liquid assets are cash, cash equivalents and securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents and securities available-for-sale totaled $22.5 million, or 19.06% of total assets.

     We have other sources of liquidity if a need for additional funds arises. At December 31, 1999, we had $9 million in advances outstanding from the Federal Home Loan Bank and, at December 31, 1999, had an additional overall borrowing capacity from the Federal Home Loan Bank of $10 million. Depending on market conditions, the pricing of deposit products and Federal Home Loan Bank advances, we may continue to rely on Federal Home Loan Bank borrowings to fund asset growth.

     At December 31, 1999, we had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $10.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificate accounts, including Individual Retirement Accounts and Keogh accounts which are scheduled to mature in less than one year from December 31, 1999 totaled $35.9 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with us. In addition, our management believes that we can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that we do not retain a significant portion of these deposits, we would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At December 31, 1999, we exceeded all minimum regulatory capital requirements with a tangible capital level of $16.3 million, or 13.96% of total adjusted assets, which exceeds the required level of $1.7 million, or 1.50%; core capital of $16.3 million, or 13.96% of total adjusted assets, which exceeds the required level of $3.0 million, or 3.00%; and total risk-based capital of $25.4 million, or 39.46% of risk-weighted assets, which exceeds the required level of $5.1 million, or 8.00%.

                              SECURITIES PORTFOLIO

The carrying amounts of securities at the dates indicated are as follows:

                                                December 31,
                                           ----------------------
                                              1999        1998
                                           -----------  ---------
                                           (Dollars in Thousands)

U.S. Treasury and other U.S. Government
    agency securities                          $15,225     $2,504
Mortgage-backed securities                       2,275      1,042
Equity securities                                1,242      1,203
                                               -------     ------
                                               $18,742     $4,749
                                               =======     ======

(1) Equity securities consist of Federal Home Loan Bank stock, Freddie Mac stock, and FNMA stock. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity dates.

Maturities

The amounts of securities as of December 31, 1999 are shown in the following table according to contractual maturities classified as; (1) one year or less,
(2) after one year through five years, (3) after five years through ten years and (4) after ten years.

                                        U.S. Treasury
                                          and U.S.
                                          Government Agencies      Mortgage-backed
                                            and Corporations         Securities
                                        ------------------------  -----------------
                                           Amount      Yield (1)  Amount  Yield (1)
                                        -------------  ---------  ------  ---------
                                                  (dollars in thousands)
Maturity:
  One year or less                            $ 1,492      6.09%  $   13     10.50%
  After one year through five years            10,805      6.04        -         -
  After five years through ten years            2,928      7.40      127      8.00
  After ten years                                   -         -    2,135      5.80
                                              -------             ------

                                              $15,225      6.31   $2,275      5.94%
                                              =======             ======

(1) Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

                                           December 31,
                                     ------------------------
                                        1999         1998
                                     -----------  -----------
                                      (Dollars in Thousands)

  Commercial                            $ 1,326      $ 1,268
  Real estate-construction                8,316        6,765
  Real estate-one- to four-family        71,456       69,327
  Real estate - home equity               3,891        3,547
  Real estate - commercial                3,351        2,529
  Consumer and other loans                1,195          962
                                        -------      -------
                                         89,535       84,398
  Deferred loan fees and costs             (202)        (209)
  Less allowance for loan losses         (1,057)      (1,000)
                                        -------      -------
          Net loans                     $88,276      $83,189
                                        =======      =======

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1999 are shown in the following table according to repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                (Dollars in Thousands)
Maturity
     One year or less                                    $27,380
     After one year through five years                    13,395
     After five years                                     48,760
                                                         -------
                                                         $89,535
                                                         =======

The following table summarizes loans at December 31, 1999 with the due dates after one year for predetermined and floating or adjustable interest rates.

                                             (Dollars in Thousands)

     Predetermined interest rates                          $   938
     Floating or adjustable interest rates                  61,217
                                                           -------
                                                           $62,155
                                                           =======

Records were not available to present the above two tables by category and could not be reconstructed without undue burden or cost to the Company.

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated:

                                                                              December 31,
                                                                         -----------------------
                                                                         1999            1998
                                                                         -----          --------
                                                                         (Dollars in Thousands)

     Loans accounted for on a nonaccrual basis                           $ 169          $   983

     Installment loans and term loans contractually past due
        90 days or more as to interest or principal payments
        and still accruing                                                   -                -
     Loans, the terms of which have been renegotiated to
        provide a reduction or deferral of interest or
        principal because of deterioration in the financial
        position of the borrower                                             -                -

     Loans now current about which there are serious doubts
        as to the ability of the borrower to comply with present
        loan repayment terms                                                 -                -

The reduction in interest income associated with nonaccrual loans as of December 31, 1999 is as follows:

                                                                       (Actual Dollars)

     Interest income that would have been recorded
     on nonaccrual loans under original terms                               $45,409
                                                                            =======

     Interest income that was recorded on nonaccrual loans                  $30,629
                                                                            =======

As of December 31, 1999 and 1998, management included nonaccrual loans as impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

The Company's policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which could prevent the recognition of substantial losses.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                               Years Ended December 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------  ------------
                                                                (Dollars in Thousands)
     Average amount of loans outstanding                          $86,789       $80,849
                                                                  =======       =======
     Balance of allowance for loan losses
       at beginning of year                                       $ 1,000       $   866
                                                                  -------       -------
     Loans charged off:
       Real estate                                                      -             -
       Commercial                                                       -             -
       Consumer                                                        (5)           (1)
                                                                  -------       -------
                                                                       (5)           (1)
                                                                  -------       -------
     Recoveries of loans previously charged off:
       Real estate                                                      -             -
       Commercial                                                       -             -
       Consumer                                                         2            27
                                                                  -------       -------
                                                                        2            27
                                                                  -------       -------
     Net loans charged off (recovered) during the year                 (3)           26
                                                                  -------       -------
     Additions to allowance charged to
       expense during year                                             60           108
                                                                  -------       -------
     Balance of allowance for loan losses
       at end of year                                             $ 1,057       $ 1,000
                                                                  =======       =======
     Ratio of net loans charged off (recovered) during the
     year to average loans outstanding                                -  %          .03%
                                                                  =======       =======

Allowance for Loan Losses

The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,057,000 at December 31, 1999, representing 1.17% of total loans, compared with $1,000,000 at December 31, 1998, which represented 1.18% of total loans. The allowance for loan losses is evaluated and adjusted periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses at December 31, 1999.

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits are presented below.(1)

                                                 Years Ended December 31,
                                         --------------------------------------
                                              1999                  1998
                                         Amount   Percent      Amount   Percent
                                         -------  -------      ------   -------
                                                  (Dollars in Thousands)
Noninterest-bearing demand deposits     $ 6,878       --%       $3,338        --
Interest-bearing demand
   and savings deposits                  35,325     3.54        27,381      3.96
Time deposits                            47,946     5.31        49,078      5.78
                                        -------                -------
                                        $90,149     4.56       $79,797      5.13
                                        =======                =======

(1)  Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity or repricing of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.

                                           (Dollars in Thousands)

  Three months or less                            $ 2,650
  Over three months through twelve months           6,670
  Over twelve months                                2,488
                                                  -------
       Total                                      $11,808
                                                  =======

                          RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

                                 Years Ended December 31,
                                --------------------------
                                    1999          1998
                                -------------  -----------

  Return on assets (1)                  1.26%         .81%
  Return on equity (2)                  9.59         8.43
  Dividend payout ratio (3)             8.52          N/A
  Equity to assets ratio (4)           13.19         9.66

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by diluted earnings per share.
(4)  Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Balance Sheets - December 31, 1999 and 1998

   Consolidated Statements of Income - Years Ended December 31, 1999 and 1998

   Consolidated Statements of Comprehensive Income - Years Ended December 31,
     1999 and 1998

   Consolidated Statements of Shareholders' Equity - Years Ended December 31,
      1999  and 1998

   Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and
      1998

   Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The information set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

  The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders meeting is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders meeting is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders meeting is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          Exhibit No.                       Description
          -----------     -----------------------------------------------------

             3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

             3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

             3.3 Federal Stock Charter and Stock Bylaws of Douglas Federal Bank, a Federal Savings Bank (incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

             4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 filed on March 18, 1999.

             4.2 See Exhibits 3.1 and 3.2 herein for provisions of the Registrant's Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

            10.1 Employee Stock Ownership Plan of Douglas Federal Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

            10.4 Employment Agreement by and between Douglas Federal Bank and Alpha A. Fowler, Jr. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

            10.5 Employment Agreement by and between Douglas Federal Bank and J. David Higgins (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

            10.6 Employment Agreement by and between Douglas Federal Bank and John L. King (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, filed on March 18, 1999).

            21.1          Subsidiary of the Registrant.

            27.1          Financial Data Schedule (for SEC use only).

     (b)  Reports of Form 8-K:

          The Company did not file a report on Form 8-K during the last quarter of 1999.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEPOSIT BANCSHARES, INC.

By:    /s/ Danny A. Belyeu                           March 27, 2000
       --------------------------------------------
          Danny A. Belyeu, Chairman of the Board

By:    /s/ Alpha A. Fowler, Jr.                      March 27, 2000
       --------------------------------------------
       Alpha A. Fowler, Jr., Vice Chairman
          of the Board

By:    /s/ J. David Higgins                          March 27, 2000
       --------------------------------------------
       J. David Higgins, President, Chief Executive
          Officer, Treasurer and Director

By:    /s/ John L. King                              March 27, 2000
       --------------------------------------------
       John L. King, Executive Vice President,
          Chief Financial Officer and Director

By:    /s/ Mac C. Abercrombie, Jr.                   March 27, 2000
       --------------------------------------------
       Mac C. Abercrombie, Jr., Director

By:    /s/ Joseph H. Fowler                          March 27, 2000
       --------------------------------------------
       Joseph H. Fowler, Director

By:    /s/ Carlton H. Boyd                           March 27, 2000
       --------------------------------------------
       Carlton H. Boyd, Director

By:    /s/ John B. Zellars                           March 27, 2000
       --------------------------------------------
       John B. Zellars, Director

                           FIRST DEPOSIT BANCSHARES
                              INC. AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31 1999

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            Page

INDEPENDENT AUDITOR'S REPORT...........................................       1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets..........................................       2
  Consolidated statements of income....................................       3
  Consolidated statements of comprehensive income......................       4
  Consolidated statements of shareholders' equity......................       5
  Consolidated statements of cash flows................................ 6 and 7
  Notes to consolidated financial statements...........................    8-34

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Deposit Bancshares, Inc., and Subsidiary
Douglasville, Georgia

        We have audited the accompanying consolidated balance sheets of First Deposit Bancshares Inc, and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Deposit Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
February 18, 2000

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                  Assets                                        1999          1998
                  ------                                    ------------  ------------

Cash and due from banks                                      $ 4,598,908    $7,556,511
Federal funds sold                                             1,450,000       715,000
Securities held-to-maturity (fair value $2,275,988
   and $1,071,369)                                             2,274,839     1,042,000
Securities available-for-sale                                 16,466,986     3,706,925
Loans held for sale                                              538,000       188,350
Loans                                                         89,332,488    84,188,926
Less allowance for loan losses                                 1,056,562     1,000,000
                                                            ------------  ------------
   Loans, net                                                 88,275,926    83,188,926
Premises and equipment                                         1,880,584     1,777,472
Real estate held for development and sale                      1,338,135     1,744,502
Other assets                                                   1,086,932       972,306
                                                            ------------  ------------
          Total assets                                      $117,910,310  $100,891,992
                                                            ============= ============
      Liabilities and Shareholders' Equity
      ------------------------------------
Deposits
    Noninterest-bearing demand                              $  4,373,582  $  3,826,066
    Interest-bearing demand and savings                       31,319,791    31,350,310
    Time, $100,000 and over                                   11,807,646    12,756,042
    Other time                                                36,341,479    37,753,508
                                                            ------------  ------------
          Total deposits                                      83,842,498    85,685,926
Federal Home Loan Bank advances                                9,000,000     5,000,000
Accrued expenses and other liabilities                           730,874       543,709
                                                            ------------  ------------
          Total liabilities                                   93,573,372    91,229,635
                                                             ------------  ------------
Commitments and contingent liabilities

Shareholders' equity
    Preferred stock, no par value, 10,000,000 shares
       authorized, none issued                                        -             -
    Common stock, no par value, 10,000,000 shares
       authorized, 1,575,000 issued at December 31, 1999      15,021,237            -
    Retained earnings                                         10,793,110     9,632,457
    Accumulated other comprehensive income (loss)               -217,409        29,900
    Unearned ESOP shares                                      -1,260,000            -
                                                            ------------  ------------
          Total shareholders' equity                          24,336,938     9,662,357
                                                            ------------  ------------
          Total liabilities and shareholders' equity        $117,910,310  $100,891,992
                                                            ============= ============
See Notes to Consolidated Financial Statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     1999       1998
                                                                 ----------  ----------
Interest income
    Loans                                                        $6,883,145  $6,570,447
    Taxable securities                                              701,478     362,076
    Interest-bearing deposits and Federal funds sold                332,761     229,780
                                                                 ----------  ----------
          Total interest income                                   7,917,384   7,162,303
                                                                 ----------  ----------

Interest expense
    Deposits                                                      3,793,407   3,921,464
    Federal Home Loan Bank advances                                 323,392     304,986
                                                                 ----------  ----------
          Total interest expense                                  4,116,799   4,226,450
                                                                 ----------  ----------

          Net interest income                                     3,800,585   2,935,853
Provision for loan losses                                            60,000     107,805
                                                                 ----------  ----------
          Net interest income after provision for loan losses     3,740,585   2,828,048
                                                                 ----------  ----------

Other income
    Service charges on deposit accounts                             250,543     203,420
    Loan servicing income                                            36,105      42,137
    Gain on sale of securities available-for-sale                         -     274,018
    Gain on sale of loans                                           173,147      85,880
    Gain on sale of real estate held
       for development and sale                                     334,199     113,682
    Other operating income                                           28,326      25,267
                                                                 ----------  ----------
          Total other income                                        822,320     744,404
                                                                 ----------  ----------

Other expenses
    Salaries and employee benefits                                1,264,693   1,127,935
    Equipment expenses                                              212,559     211,574
    Occupancy expenses                                              107,633      98,456
    Other operating expenses                                      1,002,365     949,928
                                                                 ----------  ----------
          Total other expenses                                    2,587,250   2,387,893
                                                                 ----------  ----------

          Income before income taxes                              1,975,655   1,184,559

Income tax expense                                                  706,327     404,813
                                                                 ----------  ----------
          Net income                                             $1,269,328  $  779,746
                                                                 ==========  ==========

Basic and diluted earnings per common share                      $     0.88  $      N/A
                                                                 ==========  ==========

See Notes to Consolidated Financial Statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999       1998
                                                                    ----------  ---------
Net income                                                          $1,269,328  $ 779,746
                                                                    ----------  ---------
Other comprehensive loss:

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) arising during period,
            net of taxes (benefits) of $(151,325) and $29,355,
            respectively                                              (247,309)   142,804

         Reclassification adjustment for gains realized
            in net income, net of taxes of $ -- and
            $104,127, respectively                                           -   (169,891)
                                                                    ----------  ---------
Other comprehensive loss                                              (247,309)   (27,087)
                                                                    ----------  ---------
Comprehensive income                                                $1,022,019  $ 752,659
                                                                    ==========  =========

See Notes to Consolidated Financial Statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      Accumulated
                                                  Common Stock                            Other        Unearned        Total
                                             -------------------------   Retained    Comprehensive       ESOP      Shareholders'
                                             Shares     Amount Paid In   Earnings    Income (Loss)      Shares        Equity
                                             ---------  --------------  -----------  -------------   -----------   ------------

Balance, December 31, 1997                           -     $         -  $ 8,852,711      $  56,987   $         -    $ 8,909,698
    Net income                                       -               -      779,746              -             -        779,746
    Other comprehensive loss                         -               -            -        (27,087)            -        (27,087)
                                             ---------  --------------  -----------  -------------   -----------    -----------
Balance, December 31, 1998                           -               -    9,632,457         29,900             -      9,662,357
    Net income                                       -               -    1,269,328              -             -      1,269,328
    Issuance of common stock                 1,575,000      15,750,000            -              -             -     15,750,000
    Stock issue costs                                -        (728,763)           -              -             -       (728,763)
    Increase in unearned ESOP shares                 -               -            -              -    (1,260,000)    (1,260,000)
    Dividends declared, $.075 per share              -               -     (108,675)             -             -       (108,675)
    Other comprehensive loss                         -               -            -       (247,309)            -       (247,309)
                                             ---------  --------------  -----------  -------------   -----------    -----------
Balance, December 31, 1999                   1,575,000     $15,021,237  $10,793,110      $(217,409)  $(1,260,000)   $24,336,938
                                             =========  ==============  ===========  =============   ===========    ===========

See Notes to Consolidated Financial Statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                           1999         1998
                                                                     ------------  -----------
OPERATING ACTIVITIES
    Net income                                                       $  1,269,328  $   779,746
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      182,787      177,844
        Provision for loan losses                                          60,000      107,805
        Deferred income taxes                                             (47,518)     (55,884)
        Gain on sale of other real estate owned                                 -       (4,558)
        Gain on sale of securities available-for-sale                           -     (274,018)
        Net (increase) decrease in loans held for sale                   (349,650)     192,612
        Gain on sale of real estate held for development and sale        (334,199)    (113,682)
        Increase in accrued interest receivable                          (206,441)      (2,320)
        Increase in accrued interest payable                                7,152       20,749
        Other operating activities                                        230,528     (214,630)
                                                                     ------------  -----------
              Net cash provided by operating activities                   811,987      613,664
                                                                     ------------  -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                        (15,403,611)  (2,672,935)
    Proceeds from maturities of securities available-for-sale           2,263,880      994,052
    Proceeds from sale of securities available-for-sale                         -      874,104
    Purchases of securities held-to-maturity                           (1,456,776)           -
    Proceeds from maturities of securities held-to-maturity               223,937   (3,332,402)
    Net increase in loans                                              (5,340,553)  (9,436,299)
    Net increase in Federal funds sold                                   (735,000)    (650,000)
    Purchase of premises and equipment                                   (285,899)    (128,619)
    Proceeds from sale of premises and equipment                                -        2,200
    Proceeds from sale of other real estate owned                         414,732      325,547
    Investment in other real estate owned                                       -       (8,069)
    Investment in real estate held for development and sale              (661,816)    (626,684)
    Proceeds from sale of real estate held for
       development and sale                                             1,402,382      464,676
    Loan to ESOP                                                       (1,260,000)           -
                                                                     ------------  -----------
              Net cash used in investing activities                   (20,838,724)  (7,529,625)
                                                                     ------------  -----------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                (1,843,428)   9,809,044
    Net increase (decrease) in Federal Home Loan Bank
        advances                                                        4,000,000   (1,000,000)
    Dividends paid                                                       (108,675)           -
    Proceeds from issuance of common stock                             15,750,000            -
    Stock issue costs                                                    (728,763)           -
                                                                     ------------  -----------
              Net cash provided by financing activities                17,069,134    8,809,044
                                                                     ------------  -----------
Net increase (decrease) in cash and due from banks                     (2,957,603)   1,893,083

Cash and due from banks at beginning of year                            7,556,511    5,663,428
                                                                     ------------  -----------
Cash and due from banks at end of year                               $  4,598,908  $ 7,556,511
                                                                     ============  ===========

                                       6

                        FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             1999        1998
                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid for:
        Interest                                         $4,109,647  $4,205,701

        Income taxes                                     $  452,500  $  568,691

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING ACTIVITIES
    Transfer of loans to other real estate owned         $  193,553  $  188,381

    Unrealized losses on securities available-for-sale   $  398,634  $   38,117

See Notes to Consolidated Financial Statement

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization

           First Deposit Bancshares, Inc. (the "Company") was organized under the laws of the State of Georgia on February 22, 1999 to become the holding company for Douglas Federal Bank, FSB and subsidiary (the "Bank") pursuant to a Plan of Conversion (the "conversion"). As part of the conversion, the Bank became a wholly owned subsidiary of the Company. The conversion was accounted for at historical cost in a manner similar to a pooling of interests. In connection therewith, the Company sold 1,575,000 shares of common stock at an initial price of $10 per share in a subscription offering. Costs associated with the conversion were $728,763. On July 8, 1999, the issuance of common stock was completed.

          Nature of Business

           The Bank is a federally chartered thrift with operations in Douglasville, Douglas County, Georgia. The Bank provides a full range of banking services in its primary market area of Douglas County, Georgia and the surrounding counties. Pinehurst Corp. was originally incorporated in July 1995 and was a wholly-owned subsidiary of the Bank. Pinehurst Corp. was reorganized in connection with the conversion into Pinehurst Properties, LLC ("Pinehurst"), and remains a wholly-owned subsidiary of the Bank. Pinehurst was organized for the purpose of developing and selling real estate in its primary market area of Douglas County.

          Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Cash and Due from Banks

           Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks. At December 31, 1999 and 1998, cash and due from banks included interest-bearing due from bank accounts in the amounts of $3,344,303 and $6,683,371, respectively.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income (loss), net of tax. Equity securities without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

          Loans Held for Sale

           Loans held for sale consist of mortgage loans which are carried at the lower of aggregate cost or fair value. The determination of fair value includes consideration of outstanding commitments from investors, related origination fees and costs, and commitment fees paid. Gains and losses are recognized at settlement dates and are determined by the difference between the selling price and the carrying value of the loans sold. The Company sells certain mortgage loans to third party investors. The Company's practice is to originate these mortgage loans subject to existing purchase commitments from third party investors.

          Loans

           Loans are reported at their outstanding principal balances less deferred loan fees and costs and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loans (Continued)

           Loan origination fees and certain direct costs incurred in originating loans are deferred and recognized in income over the life of the loans.

           The accrual of interest on loans is discontinued when a loan is 90 days or more past due or when, in management's opinion, the borrower may be unable to meet payments as they become due. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

           A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Premises and Equipment

           Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line and accelerated methods over the estimated useful lives of the assets.

          Other Real Estate Owned

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $7,223 and $228,402, respectively.

          Real Estate Held for Development and Sale

           Real estate held for development and sale is carried at the lower of cost or net realizable value. Carrying costs associated with the properties under development are capitalized as part of the construction costs during the construction period.

           Sales of real estate are recognized upon closing. The recognition of gains is dependent upon and determined by the terms and conditions of the sale and whether the Company has provided financing to facilitate such sales. If the transaction does not meet the initial investment requirements of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", income recognition is deferred until such requirements are met. Gains recognized or deferred are based on the proceeds from sale, less selling costs and the carrying value of the real estate. Any losses are recognized at time of sale.

          Income Taxes

           Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Income Taxes (Continued)

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

           The Company, the Bank, and Pinehurst each provide for income taxes based on its contribution to income taxes of the consolidated group. The Bank and Pinehurst file a consolidated income tax return.

          Earnings Per Common Share

           Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share would be computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at December 31, 1999 or 1998.
           The weighted average number of shares outstanding for the year ended December 31, 1999 was 1,449,000, assuming all shares issued in connection with the conversion were outstanding since January 1, 1999.

           Allocated shares of the Company's Employee Stock Ownership Plan ("ESOP") are included in the weighted-average number of shares outstanding. Unearned ESOP shares are not considered outstanding for purposes of calculating earnings per common share. Earnings per common share is not presented in periods prior to the conversion due to the mutual form of ownership.

          Comprehensive Income

           SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Recent Developments

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.    SECURITIES

           The amortized cost and fair value of securities are summarized as follows:

                                                              Gross         Gross
                                               Amortized   Unrealized     Unrealized       Fair
                                                 Cost         Gains         Losses         Value
                                             -----------   ---------      ----------    -----------
          Securities Available-for-Sale
            December 31, 1999:
              U. S. Government and
                agency securities            $15,496,596     $ 2,100     $(273,359)     $15,225,337
              Freddie Mac stock                  236,444           -       (47,111)         189,333
              FNMA stock                         350,755           -       (32,039)         318,716
              Federal Home Loan
                Bank stock                       733,600           -             -          733,600
                                             -----------     -------     ---------      -----------
                                             $16,817,395     $ 2,100     $(352,509)     $16,466,986
                                             ===========     =======     =========      ===========

            December 31, 1998:
              U. S. Government and
                agency securities            $ 2,491,538     $13,800     $  (1,126)     $ 2,504,212
              Freddie Mac stock                  178,014      20,252             -          198,266
              FNMA stock                         275,748      15,299             -          291,047
              Federal Home Loan
                Bank stock                       713,400           -             -          713,400
                                             -----------     -------     ---------      -----------
                                             $ 3,658,700     $49,351     $  (1,126)     $ 3,706,925
                                             ===========     =======     =========      ===========

          Securities Held-to-Maturity
            December 31, 1999:
              FHLMC Mortgage-backed
                securities                   $ 2,274,839     $12,366     $ (11,217)     $ 2,275,988
                                             ===========     =======     =========      ===========


            December 31, 1998:
              FHLMC Mortgage-backed
                securities                   $ 1,042,000     $29,369     $       -      $ 1,071,369
                                             ===========     =======     =========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities with a carrying value of $607,480 and $751,475 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

          For the year ended December 31, 1998, gross gains on sales of securities available-for-sale were $274,018. There were no sales of securities for the year ended December 31, 1999.

          The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                        Securities Available-for-Sale     Securities Held-to-Maturity
                                        -----------------------------     ---------------------------
                                         Amortized            Fair         Amortized          Fair
                                            Cost             Value            Cost            Value
                                         -----------      -----------     ----------       ----------
          Due in less than one year      $ 1,496,081      $ 1,492,420     $        -       $        -
          Due from one to five years      11,000,515       10,804,458              -                -
          Due from five to ten years       3,000,000        2,928,459              -                -
          Mortgage-backed securities               -                -      2,274,839        2,275,988
                                         -----------      -----------     ----------       ----------
                                         $15,496,596      $15,225,337     $2,274,839       $2,275,988
                                         ===========      ===========     ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                              December 31,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    -----------        -----------
             Commercial                                             $ 1,326,000        $ 1,268,000
             Real estate - construction                               8,316,000          6,765,000
             Real estate - one-to-four family                        71,455,884         69,327,272
             Real estate - home equity                                3,891,000          3,547,000
             Real estate - commercial                                 3,351,000          2,529,000
             Consumer and other loans                                 1,195,000            962,000
                                                                    -----------        -----------
                                                                     89,534,884         84,398,272
             Deferred fees and costs                                   (202,396)          (209,346)
             Allowance for loan losses                               (1,056,562)        (1,000,000)
                                                                    -----------        -----------
             Loans, net                                             $88,275,926        $83,188,926
                                                                    ===========        ===========

          Changes in the allowance for loan losses are as follows:

                                                                        Years Ended December 31,
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ----------       ----------
            Balance, beginning of year                                $1,000,000       $  865,558
              Provision for loan losses                                   60,000          107,805
              Loans charged off                                           (5,083)          (1,423)
              Recoveries of loans previously charged off                   1,645           28,060
                                                                      ----------       ----------
            Balance, end of year                                      $1,056,562       $1,000,000
                                                                      ==========       ==========

          The following is a summary of information pertaining to impaired loans:

                                                                             December 31,
                                                                        ----------------------
                                                                         1999          1998
                                                                        --------    ----------
            Impaired loans without a valuation allowance                $169,007    $  982,942
            Impaired loans with a valuation allowance                          -             -
                                                                        --------    ----------
            Total impaired loans                                        $169,007    $  982,942
                                                                        ========    ==========
            Valuation allowance related to impaired loans               $      -    $        -
                                                                        ========    ==========
            Average investment in impaired loans                        $602,417    $1,017,236
                                                                        ========    ==========
            Interest income recognized on a cash basis
               on impaired loans                                        $ 30,629    $   77,544
                                                                        ========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company has granted loans to certain related parties, including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

             Balance, beginning of year                     $149,819
               Advances                                      101,659
               Repayments                                     (6,667)
                                                            --------
             Balance, end of year                           $244,811
                                                            ========

          As of December 31, 1999 and 1998, the Company was servicing loans for others with balances of $12,898,040 and $14,657,911, respectively.
          The Company originates mortgage loans which it sells to third party investors. The majority of the loans originated for the years ended December 31, 1999 and 1998 were sold servicing released. In the event the Company retains the servicing rights, the servicing fee earned approximates adequate compensation for the services provided.


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                      December 31,
                                                -------------------------
                                                   1999          1998
                                                ----------    -----------
            Land                                $  995,194    $   980,194
            Buildings                              842,390        728,593
            Equipment                              966,459      1,298,685
                                                ----------    -----------
                                                 2,804,043      3,007,472
            Accumulated depreciation              (923,459)    (1,230,000)
                                                ----------    -----------
                                                $1,880,584    $ 1,777,472
                                                ==========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   DEPOSITS

          Deposit accounts are summarized as follows:


                                                            Balance             Weighted Average Rate
                                                          December 31,             at December 31,
                                                  --------------------------    ---------------------
                                                     1999           1998        1999             1998
                                                  -----------    -----------    ----             ----
                Noninterest bearing demand        $ 4,373,582    $ 3,826,066       -%               -%
                Interest bearing demand and
                  savings                          31,319,791     31,350,310    3.63             3.96
                Time deposits                      48,149,125     50,509,550    5.34             5.60
                                                  -----------    -----------
                                                  $83,842,498    $85,685,926    4.49             4.75
                                                  ===========    ===========

          At December 31, 1999, scheduled maturities of time deposits are as follows:

            Years ended December 31,
                    2000                               $35,912,289
                    2001                                 8,028,850
                    2002                                 2,757,569
                    2003                                   997,037
                    2004                                   431,394
                    Thereafter                              21,986
                                                       -----------
                                                       $48,149,125
                                                       ===========

          Interest expense on deposits is summarized as follows:

                                         Years Ended December 31,
                                         ------------------------
                                           1999           1998
                                         ----------    ----------
                  Transaction accounts   $  318,150    $  387,983
                  Savings accounts          931,308       696,085
                  Time deposits           2,543,949     2,837,396
                                         ----------    ----------
                                         $3,793,407    $3,921,464
                                         ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   FEDERAL HOME LOAN BANK ADVANCES

          Federal Home Loan Bank advances consist of the following:

                                                                                    December 31,
                                                                             --------------------------
                                                                                1999            1998
                                                                             ----------      ----------
            Advance from the Federal Home Loan Bank with interest at 5.90%,
              due on July 3, 2000.                                           $1,000,000      $1,000,000
            Advance from the Federal Home Loan Bank with interest at 5.29%,
              due on September 18, 2000.                                      1,000,000       1,000,000
            Advance from the Federal Home Loan Bank with interest at 5.96%,
              due on July 2, 2001.                                            1,000,000       1,000,000
            Advance from the Federal Home Loan Bank with interest at 5.63%,
              due on August 28, 2001.                                         1,000,000       1,000,000
            Advance from the Federal Home Loan Bank with interest at 5.21%,
              due on October 1, 2001.                                         1,000,000       1,000,000
            Variable rate advance from the Federal Home Loan Bank
              at .25% plus the overnight investment rate, 4.55% at
              December 31, 1999, due on September 21, 2000.                   4,000,000               -
                                                                             ----------      ----------
                                                                             $9,000,000      $5,000,000
                                                                             ==========      ==========

          The Federal Home Loan Bank advances are collateralized by a blanket floating lien on qualifying first mortgages and the Bank's Federal Home Loan Bank stock.

          Aggregate maturities of Federal Home Loan Bank advances at December 31, 1999 are as follows:

                   2000                        $6,000,000
                   2001                         3,000,000
                                               ----------
                                               $9,000,000
                                               ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   EMPLOYEE STOCK OWNERSHIP PLAN

          In connection with the conversion, the Company sponsored a leveraged employee stock ownership plan ("ESOP") with an employer loan. The purpose of the plan is to enable participating employees of the Company to acquire stock ownership in the Company, thereby permitting such employees to share in the growth and prosperity of the Company and to accumulate capital for their future economic security. Contributions to the plan for each plan year are at the discretion of the Board of Directors and in no event shall the total contribution for any plan year exceed the maximum amount deductible by the Company for such year for Federal income tax purposes. For the period ended December 31, 1999 the Company did not make a cash contribution to the plan.

          The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The shares pledged as collateral are deducted from shareholders' equity as unearned ESOP shares in the accompanying consolidated balance sheets.

          The note payable referred to in the preceding paragraph requires ten annual principal payments plus interest at Prime. Future principal payments are due as follows:

               During the year ending December 31,
               ----------------------------------
                   2000                                  $  126,000
                   2001                                     126,000
                   2002                                     126,000
                   2003                                     126,000
                   2004                                     126,000
                   Due thereafter                           630,000
                                                         ----------
                                                         $1,260,000
                                                         ==========

          As shares are released from collateral, the Company reports compensation expense equal to the amount which represents the difference in the current market price of the shares released and the actual cost of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense was $134,000 for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Shares of the Company held by the ESOP at December 31, 1999 are as follows:

                                                        1999
                                                     ----------
             Allocated shares                        $        -
             Shares released for allocation                   -
             Unearned shares                            126,000
                                                     ----------
             Total ESOP shares                       $  126,000
                                                     ==========
             Fair value of unearned shares           $1,433,250
                                                     ==========

NOTE 8.   INCOME TAXES

          Income tax expense consists of the following:

                                     Years Ended December 31,
                                     ------------------------
                                       1999            1998
                                     --------        --------
             Current                 $753,845        $460,697
             Deferred                 (47,518)        (55,884)
                                     --------        --------
             Income tax expense      $706,327        $404,813
                                     ========        ========

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                   Years Ended December 31,
                                          ---------------------------------------
                                                 1999                 1998
                                          ------------------   ------------------
                                            Amount   Percent    Amount    Percent
                                          --------   -------   ---------  -------
        Tax provision at statutory rate   $671,723        34%  $ 402,750      34 %
        State income tax                    34,394         2     19,632        2
        Other                                  210         -    (17,569)      (2)
                                          --------   -------   ---------  ------
        Income tax expense                $706,327        36%  $ 404,813      34 %
                                          ========   =======   =========  ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The components of deferred income taxes are as follows:

                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
             Deferred tax assets:
               Loan loss reserves               $213,216    $169,408
               Amortization of startup costs       6,381           -
               Securities available-for-sale     133,000           -
                                                --------    --------
                                                 352,597     169,408
                                                --------    --------
             Deferred tax liabilities:
               Depreciation                       42,790      40,119
               FHLB stock                         42,401      42,401
               Securities available-for-sale           -      18,325
                                                --------    --------
                                                  85,191     100,845
                                                --------    --------

             Net deferred tax assets            $267,406    $ 68,563
                                                ========    ========

NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES

          The Company enters into firm commitments to sell mortgage loans which it has originated at agreed upon prices. The sales price for these loans are based on market rates at the time of the commitment. The Company generally has ten days after the loan closing to provide the investor with the loan documentation, at which time the investor will fund the loan. The investor bears the interest rate risk on the loan from the time of the commitment until funding. The Company's risk is limited to specific recourse provisions within the agreement with the investor and its ability to provide the required loan documentation to the investor within the commitment period.

          The Company sells mortgage loans to investors under various blanket agreements. Under the agreements, investors generally have a limited right of recourse to the Company for normal representations and warranties and, in some cases, for delinquencies within the first three to six months which lead to loan default and foreclosure. Management believes that the risk of loss to the Company as a result of these provisions is insignificant.

          As of December 31, 1999 and 1998, the Company had commitments to sell loans of $538,000 and $188,350, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          The Company enters into residential construction and commercial loan commitments to fund loans to its customers at prime based interest rates in the normal course of business. These instruments involve credit risk in excess of the amount recognized in the financial statements.

          In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements. These financial instruments consist of commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                    December 31,
                                                         -------------------------------
                                                             1999                1998
                                                         -----------          ----------
 Standby letters of credit                               $   252,750          $        -
 Unfunded mortgage loan commitments                        1,388,046           1,374,567
 Construction loan commitments                             7,252,827           4,172,033
 Other commitments to extend credit                        1,982,000           1,418,996
                                                         -----------          ----------
                                                         $10,875,623          $6,965,596
                                                         ===========          ==========

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.
          Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


Note 10.  Concentrations of Credit

          The Company originates primarily commercial, residential, and consumer loans to customers in Douglas County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in their primary market area.

          Ninety-seven percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned and real estate held for development and sale is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate owned are susceptible to changes in market conditions in the Company's primary market area.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of $2,599,000.

NOTE 11.  Regulatory Matters

          The Office of Thrift Supervision imposes limitations on all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares, cash payments to shareholders of another institution in a merger transaction, and other distributions charged against capital. The Bank could, after prior notice of the Office of Thrift Supervision, make capital distributions during a calendar year equal to the greater of; 1) 100% of net earnings to date during the calendar year plus the amount that would reduce excess capital by 50.0% at the beginning of the calendar year; or 2) 75.0% of net earnings during the previous four quarters.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.  Regulatory MatterS (Continued)

          The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, Tier 1 capital to total adjusted assets, core capital to total adjusted assets, and tangible capital to total adjusted assets. Management believes, as of December 31, 1999, the Company and Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.  Regulatory MatterS (Continued)

          The Company and Bank's actual capital amounts and ratios are presented in the following tables.

                                                                                                            To Be Well
                                                                              For Capital                Capitalized Under
                                                                               Adequacy                  Prompt Corrective
                                                  Actual                       Purposes                  Action Provisions
                                       --------------------------    --------------------------    --------------------------
                                            Amount         Ratio          Amount         Ratio         Amount          Ratio
                                       --------------   ---------    --------------   ---------    -------------   ----------
                                                                        (Dollars in Thousands)
                                       --------------------------------------------------------------------------------------
    As of December 31, 1999:
    Total Capital to Risk Weighted
    Assets:
    Consolidated                         $25,361           39.46%        $5,141          8.00%          $  N/A         N/A
    Bank                                 $17,079           26.60%        $5,136          8.00%          $6,421       10.00%
    Tier I Capital to Risk Weighted
    Assets:
    Consolidated                         $24,554           38.21%        $2,571          4.00%          $  N/A         N/A
    Bank                                 $16,273           25.35%        $2,568          4.00%          $3,852        6.00%
    Tier I Capital to Average Assets:
    Consolidated                         $24,554           20.69%        $4,747          4.00%          $  N/A         N/A
    Bank                                 $16,273           13.96%        $4,664          4.00%          $5,831        5.00%
    Core Capital
    Bank                                 $16,273           13.96%        $3,498          3.00%          $  N/A         N/A
    Tangible Capital
    Bank                                 $16,273           13.96%        $1,749          1.50%          $  N/A         N/A

    As of December 31, 1998:
    Total Capital to Risk Weighted
Assets:

    Bank                                 $ 8,513           15.08%        $4,515          8.00%          $5,644       10.00%
    Tier I Capital to Risk Weighted
    Assets:
    Bank                                 $ 7,804           13.83%        $2,258          4.00%          $3,387        6.00%
    Tier I Capital to Average Assets:
    Bank                                 $ 7,804            7.88%        $3,961          4.00%          $4,952        5.00%
    Core Capital Ratio:
    Bank                                 $ 7,804            7.88%        $2,971          3.00%          $  N/A         N/A
    Tangible Capital Ratio:
    Bank                                 $ 7,804            7.88%        $1,485          1.50%          $  N/A         N/A

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.  Regulatory MatterS (Continued)

          A reconciliation of consolidated GAAP capital at December 31, 1999 is as follows:

                                                                      Total            Tier I
                                                                  --------------   --------------
                                                                       (Dollars in Thousands)
                                                                  -------------------------------
        GAAP capital                                                $24,337           $24,337
        Accumulated other comprehensive loss                            217               217
        Allowable allowance for loan losses                             807                 -
                                                                   --------          --------
                                                                    $25,361           $24,554
                                                                   ========          ========


NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          Cash, Due From Banks, and Federal Funds Sold:

            The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

          Securities Available-For-Sale and Held-To-Maturity:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Loans Held for Sale:

           The carrying amounts of loans held for sale approximate their fair values.

          Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.


          Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

          Federal Home Loan Bank Advances:

           The fair value of Federal Home Loan Bank advances are estimated using discounted cash flow models, using current market interest rates offered on similar borrowings.

          Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

           The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1999                       December  31, 1998
                                           -------------------------------------    ------------------------------------
                                                Carrying              Fair               Carrying              Fair
                                                 Amount               Value               Amount              Value
                                           -----------------   -----------------    -----------------   ----------------
                 Financial assets:
                    Cash, due from
                    banks, and
                 Federal funds sold          $ 6,048,908         $ 6,048,908          $ 8,271,511        $ 8,271,511
                 Securities                   16,466,986          16,466,986            3,706,925          3,706,925
                 available-for-sale
                 Securities                    2,274,839           2,275,988            1,042,000          1,071,369
                 held-to-maturity
                 Loans held for sale             538,000             538,000              188,350            188,350
                 Loans                        88,275,926          86,990,264           83,188,926         83,017,000
                 Accrued interest                681,756             681,756              475,315            475,315
                 receivable

                 Financial liabilities:
                 Deposits                    $83,842,498         $83,787,086          $85,685,926        $86,515,376
                 Federal Home Loan
                 Bank advances                 9,000,000           8,900,000            5,000,000          5,000,000
                 Accrued interest payable        141,308             141,308              134,156            134,156


NOTE 13.  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                Years Ended December 31,
                                                                        --------------------------------------
                                                                               1999                 1998
                                                                        -----------------    -----------------
                  Computer service                                           $148,956             $113,399
                  NOW account expenses                                        157,750              124,676
                  Conversion losses                                                 -               90,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14.  SEGMENT INFORMATION

          The Company's operations have been classified into two reportable segments, banking and real estate development. The banking segment involves traditional banking services offered through its wholly-owned bank subsidiary. Pinehurst's operations involve the acquisition, development, and sale of real estate. Typically, its projects involve the development of subdivisions within its primary market area of Douglas County.

          The Company's reportable segments are organizations that offer different products and services. They are managed separately because of products, services, operations, marketing strategies, and the regulatory environments in which the Bank operates.

          Total revenue by industry segment includes revenues from unaffiliated customers and affiliates. Revenues from affiliates are eliminated in consolidation. Management fees and other various revenues and expenses between affiliates are recorded on the accrual basis of accounting consistent with similar transactions with customers outside the consolidated group.

          Selected segment information by industry segment is as follows:

                                                                           Reportable Segments
                                                     ------------------------------------------------------------------------
                                                                          Real Estate
              For the Year Ended December 31, 1999        Banking         Development          Other              Total
            --------------------------------------   -----------------   ---------------   --------------    ----------------
              Interest income                         $  7,917,384          $        -       $   50,382        $  7,967,766
              Interest expense                           4,116,799                   -                -           4,116,799
              Intersegment net interest                          -                   -          (50,382)            (50,382)
              (expense)
              Net interest income                        3,800,585                   -                -           3,800,585
              Other revenue from external                  488,121             334,199                -             822,320
              customers
              Intersegment other revenues                   26,800                   -                -              26,800
              Depreciation                                 182,787                   -                -             182,787
              Provision for loan losses                     60,000                   -                -              60,000
              Segment profit                             1,077,273             172,388           19,667           1,269,328
              Segment assets                           116,251,296           2,144,169        6,291,658         124,687,123
              Expenditures for premises and                285,899                   -                -             285,899
              equipment

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14.  SEGMENT INFORMATION (Continued)

                                                                           Reportable Segments
                                                            ----------------------------------------------------------------------
                                                                                  Real Estate
                  For the Year Ended December 31, 1998           Banking          Development        Other             Total
              -------------------------------------------   -----------------   ---------------   ------------   -----------------
                Interest income                                 $  7,162,303        $        -       $      -        $  7,162,303
                Interest expense                                   4,226,450                 -              -           4,226,450
                Net interest income                                2,935,853                 -              -           2,935,853
                Other revenue from external                          630,722           113,682              -             744,404
                customers
                Intersegment other revenues                           20,000                 -              -              20,000
                Depreciation and amortization                        177,844                 -              -             177,844
                Provision for loan losses                            107,805                 -              -             107,805
                Segment profit                                       731,874            47,872              -             779,746
                Segment assets                                   100,974,303         1,867,515              -         102,841,818
                Expenditures for premises and                        128,619                 -              -             128,619
                equipment

                                                                                1999                  1998
                                                                       -------------------    ------------------

               Net Interest Income
               -------------------
               Total net interest income for reportable segments             $3,800,585            $2,935,853
               Non-reportable segment net interest income                        50,382                     -
               Elimination of intersegment net interest income                  (50,382)                    -
                                                                             ----------            ----------
                   Total consolidated net interest income                    $3,800,585            $2,935,853
                                                                             ==========            ==========
               Other Income
               ------------
               Total other income for reportable segments                    $  849,120            $  764,404
               Elimination of intersegment other income                         (26,800)              (20,000)
                                                                             ----------            ----------
                   Total consolidated other income                           $  822,320            $  744,404
                                                                             ==========            ==========

               Total Assets
               ------------
               Total assets for reportable segments                        $118,395,465            $102,841,818
               Non-reportable segment assets                                  6,291,658                       -
               Elimination of intersegment assets                            (6,776,813)             (1,949,826)
                                                                           ------------            ------------
                   Total consolidated assets                               $117,910,310            $100,891,992
                                                                           ============            ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION

           The following information presents the condensed balance sheet, statement of income and cash flows of First Deposit Bancshares, Inc. as of December 31, 1999 and for the period from July 1, 1999 through December 31, 1999. The net income of the Bank for the period from January 1, 1999 to June 30, 1999 was $416,268.

                                                      CONDENSED BALANCE SHEET

                    Assets
                     Cash                                                                    $ 6,113,701
                     Due from subsidiary                                                         118,125
                     Investment in subsidiary                                                 18,057,202
                     Other assets                                                                 59,832
                                                                                             -----------
                       Total assets                                                          $24,348,860
                                                                                             ===========

                     Other liabilities                                                       $    11,922
                    Shareholders' equity                                                      24,336,938
                                                                                             -----------
                    Total liabilities and shareholders' equity                               $24,348,860
                                                                                             ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (Continued)


                                                CONDENSED STATEMENT OF INCOME

              Income
                Interest income                                                        $ 50,382
                Dividends from subsidiary                                               118,125
                                                                                       --------
                                                                                        168,507
                                                                                       --------


                Expenses, other                                                          18,793
                                                                                       --------

                Income before income taxes and equity
                   in undistributed income of subsidiary                                149,714

                Income taxes                                                             11,923
                                                                                       --------

                Income before equity in undistributed income
                   of subsidiary                                                        137,791

                Equity in undistributed income of subsidiary                            715,269
                                                                                       --------

                Net income                                                             $853,060
                                                                                       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                CONDENSED STATEMENT OF CASH FLOWS

                OPERATING ACTIVITIES
                  Net income                                                                   $   853,060
                  Adjustments to reconcile net income to net
                    cash used in operating activities:
                    Undistributed income of subsidiary                                            (715,269)
                    Other operating activities                                                    (166,034)
                                                                                               -----------

                    Net cash used in operating activities                                          (28,243)
                                                                                               -----------

                  INVESTING ACTIVITIES
                    Investment in subsidiary                                                    (7,510,618)
                    Loan to ESOP                                                                (1,260,000)
                                                                                               -----------

                    Net cash used in investing activities                                       (8,770,618)
                                                                                               -----------

                  FINANCING ACTIVITIES
                    Dividends paid                                                                (108,675)
                    Proceeds from issuance of common stock                                      15,750,000
                    Stock issue costs                                                             (728,763)
                                                                                               -----------

                    Net cash provided by financing activities                                   14,912,562
                                                                                               -----------

                  Net increase in cash                                                           6,113,701

                  Cash at beginning of period                                                            -
                                                                                               -----------

                  Cash at end of year                                                          $ 6,113,701
                                                                                               ===========