Form 10QSB
period 2000-03-31
FIRST DEPOSIT BANCSHARES INC
filed 2000-05-15
CIK 1082063

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 2000
                                            -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 000-26033

                        First Deposit Bancshares, Inc.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Georgia                                         58-2443683
---------------------------------------                    ---------------------
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                        Identification No.)

           8458 Campbellton Street, Douglasville, Georgia 30134-1803
        --------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 942-5108
                        -------------------------------
                          (Issuer's telephone number

                                      N/A
   -------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000; 1,389,150; no par value.

Transitional Small Business Disclosure Format     Yes ___   No  X
                                                               ----

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                                                    Page No.
                                                                                                    --------
PART I.      FINANCIAL INFORMATION

             Item 1 - Financial Statements

                 Condensed Consolidated Balance Sheet - March 31, 2000...........................       3

                 Condensed Consolidated Statements of Income and Comprehensive
                    Income - Three Months Ended March 31, 2000 and 1999..........................       4

                 Condensed Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 2000 and 1999..........................................       5

                 Notes to Condensed Consolidated Financial Statements............................       6

             Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................       7


PART II.     OTHER INFORMATION

             Item 6 - Exhibits and Reports on Form 8-K...........................................      12

             Signatures..........................................................................      13

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (Unaudited)
                            (Dollars in Thousands)

Assets
------

Cash and due from banks                                   $         739
Interest bearing deposits in banks                                2,889
Federal funds sold                                                  190
Securities available-for-sale, at fair value                     17,426
Securities held-to-maturity (fair value $2,366)                   2,231

Loans                                                            95,390
Less allowance for loan losses                                    1,072
                                                          -------------
          Loans, net                                             94,318
                                                          -------------

Premises and equipment                                            1,948
Real estate held for development and sale                         1,111
Other assets                                                      1,228
                                                          -------------

          Total assets                                    $     122,080
                                                          =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits
    Demand                                                $       3,497
    Interest-bearing demand                                      13,482
    Savings                                                      16,540
    Time deposits                                                49,946
                                                          -------------
          Total deposits                                         83,465
Federal Home Loan Bank advances                                  14,000
Other liabilities                                                   760
                                                          -------------
          Total Liabilities                                      98,225
                                                          -------------

Commitments and Contingent Liabilities

Preferred stock, no par, 10,000,000 authorized,
     none issued                                                      0
Common stock, no par, 10,000,000 authorized,
     1,575,000 issued                                            15,021
Retained earnings                                                11,078
Accumulated other comprehensive loss                               (259)
Unearned ESOP shares                                             (1,134)
                                                          -------------
                                                                 24,706
Less cost of treasury stock                                        (851)
                                                          -------------
          Total shareholders' equity                             23,855
                                                          -------------

          Total liabilities and shareholders' equity      $     122,080
                                                          =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                            CONDENSED CONSOLIDATED
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
               (Dollars In Thousands, Except Per Share Amounts)

                                                                                  2000                1999
                                                                              -------------       -------------
Interest Income
    Loans                                                                     $       1,839       $       1,670
    Taxable securities                                                                  310                  67
    Interest-bearing deposits and Federal funds sold                                     31                  77
                                                                              -------------       -------------
          Total interest income                                                       2,180               1,814
                                                                              -------------       -------------

Interest Expense
    Deposits                                                                            938                 985
    Other borrowings                                                                    144                  69
                                                                              -------------       -------------
          Total interest expense                                                      1,082               1,054
                                                                              -------------       -------------

          Net interest income                                                         1,098                 760
Provision for Loan Losses                                                                15                  15
                                                                              -------------       -------------
          Net Interest income after
              provision for loan losses                                               1,083                 745
                                                                              -------------       -------------

Other income                                                                            296                 102
                                                                              -------------       -------------

Other expenses
    Salaries and employee benefits                                                      370                 309
    Occupancy and equipment expenses                                                     86                  69
    Other operating expenses                                                            297                 213
                                                                              -------------       -------------
          Total other expenses                                                          753                 591
                                                                              -------------       -------------

          Income before income taxes                                                    626                 256

Income tax expense                                                                      243                  81
                                                                              -------------       -------------

          Net income                                                                    383                 175

Other comprehensive loss
    Unrealized losses on securities
       available-for-sale arising during
       period, net of tax                                                               (42)                  -
                                                                              -------------       -------------

          Comprehensive income                                                $         341       $         175
                                                                              =============       =============

    Basic and diluted earnings
       per common share                                                       $        0.26       $         N/A

    Weighted average shares outstanding                                           1,452,979                 N/A

    Dividends declared per common share                                       $        0.08                 N/A

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                          2000           1999
                                                                      ------------    ---------
OPERATING ACTIVITIES
    Net income                                                        $        383    $     175
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                            51           45
        ESOP compensation expense                                               17            -
        Provision for loan losses                                               15           15
        Decrease in real estate held
           for development and sale                                            227            -
        Other operating activities                                             (87)          37
                                                                      ------------    ---------

             Net cash provided by operating activities                         606          272
                                                                      ------------    ---------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                              (1,025)        (500)
    Proceeds from maturities of securities available-for-sale                    -          854
    Proceeds from maturities of securities held-to-maturity                     44           44
    Net (increase) decrease in Federal funds sold                            1,260         (500)
    Net decrease in interest-bearing deposits in banks                         455        1,526
    Net increase in loans                                                   (5,519)      (1,493)
    Decrease in ESOP loan                                                      126            -
    Purchase of premises and equipment                                        (118)         (57)
                                                                      ------------    ---------

             Net cash used in investing activities                          (4,777)        (126)
                                                                      ------------    ---------

FINANCING ACTIVITIES
    Net decrease in deposits                                                  (378)        (115)
    Net increase in other borrowings                                         5,000            -
    Purchase of treasury stock                                                (851)           -
    Dividends paid                                                            (116)           -
                                                                      ------------    ---------

             Net cash provided by financing activities                       3,655         (115)
                                                                      ------------    ---------

Net decrease in cash and due from banks                                       (516)          31

Cash and due from banks, beginning of period                                 1,255          874
                                                                      ------------    ---------

Cash and due from banks, end of period                                $        739    $     905
                                                                      ============    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          First Deposit Bancshares, Inc. ("First Deposit") was formed to acquire the capital stock of Douglas Federal Bank (the "Bank") in connection with its conversion from a mutual federal savings bank to a stock federal savings bank. The conversion was approved by the Bank's depositors on June 25, 1999 and the offering of 1,575,000 shares of the common stock of First Deposit was closed on July 8, 1999. Until July 8, 1999, First Deposit had no operations, had not issued any common stock, and did not own the Bank. Prior to July 8, 1999, there were no outstanding shares of common stock. The results of operations for the three months ended March 31, 1999 and the financial condition as of March 31, 1999 consist of the Bank.

          Cautionary Statement about Forward-Looking Statements

          This quarterly report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates," and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements, including those regarding the intent, belief, or current expectations of management and are not guarantees of future performance, results, or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates,
          (iii) the effect of future legislation or regulatory changes on the Company's operations, and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, the Company maintains relationships with correspondent banks which could provide funds on short notice.

The liquidity and capital resources of the Company and Bank are monitored on a periodic basis by management and Federal regulatory authorities. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. The Company's short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of March 31, 2000, the liquidity ratio of the Bank was 20.11% and, as determined under guidelines established by regulatory authorities, was considered satisfactory and within management's target ratio.

At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank are as follows:

                                                                             Actual

                                                               First Deposit           Douglas       Regulatory
                                                              Bancshares, Inc.      Federal Bank     Requirement
                                                              ----------------      ------------     -----------
          Leverage capital ratios                                    19.50 %           13.55 %         4.00 %
          Risk-based capital ratios:
             Core capital                                            35.21             24.11           4.00
             Total capital                                           36.47             25.37           8.00

Financial Condition

The Company's total assets increased by $4,170,000, or 3.54% for the three months ended March 31, 2000. Total loans increased $5,520,000, or 6.14% for the same period. The loan to deposit ratio as of March 31, 2000 was 114% as compared to 107% at December 31, 1999, reflecting continued strong loan demand. In order to satisfy this growing demand, the Company has continued to obtain Federal Home Loan Bank advances to fund loan growth and maintain adequate liquidity. At March 31, 2000, deposits were $83,465,000, down $377,000 from $83,842,000 at December
31, 1999. The decrease in total deposits is due to increased competition for deposits in the Company's market area combined with increased competition from other financial investments such as mutual funds, stocks, etc. Total shareholders' equity decreased to $23,855,000 at March 31, 2000 from $24,337,000 at December 31, 1999. The decrease of $482,000 is primarily the net of treasury stock purchased of $851,000, dividends paid of $116,000, reduction of unearned ESOP shares of $126,000 and net income of $383,000. The purchase of treasury stock is the result of the stock repurchase plan announced on March 15, 2000.

Results of Operations For The Three Months Ended March 31, 2000 and 1999

The Company's net interest income increased by $338,000 for the three month period in 2000 as compared to the same period in 1999. The Company's net interest margin increased to 3.91% during the first three months of 2000 as compared to 3.34% for the previous year. The increase in the net interest margin is due primarily to an increase in average interest-earning assets which is directly related to the stock offering in 1999. Interest-earning assets increased from $96.6 million at March 31, 1999 to $118.1 million at March 31, 2000. The net interest margin is expected to gradually increase as available funds are invested in loans versus securities and interest-bearing deposits in banks.

The provision for loan losses remained the same for the three month period in 2000 as compared to the same period in 1999. The Company's allowance for loan losses to total loans amounted to 1.12% and 1.18% at March 31, 2000 and December 31, 1999, respectively. Nonaccrual loans and net charge-offs have decreased by $710,000 and $3,000, respectively, as of March 31, 2000 compared to the same period in 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                              2000              1999
                                                                                         ---------------   ---------------
                                                                                              (Dollars in Thousands)
                                                                                         ---------------------------------
Nonaccrual loans                                                                         $          169    $          879
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                           -                 -
Restructured loans                                                                                    -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                        -                 -
   and restructured loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                                -                 -

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and the allowance for loan loss for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                               2000              1999
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       91,666    $       85,720
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $        1,057    $        1,000
                                                                                          ---------------   ---------------
Loans charged off
   Commercial and financial                                                               $            -    $            -
   Real estate mortgage                                                                                                (5)
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       -               (5)
                                                                                          ---------------   ---------------
Loans recovered
   Commercial and financial                                                                            -                 2
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       -                 2
                                                                                          ---------------   ---------------

Net charge-offs                                                                                        -               (3)
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                     15                15
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $        1,072    $        1,012
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        -  %              -  %
                                                                                          ===============   ===============

Other income increased by $194,000 for the three month period ended March 31, 2000 as compared to the same period in 1999. The single most significant increase was an increase of $146,000 in gains on sale of real estate held for development and sale for the three month period ended March 31, 2000 as compared to 1999.

Other expenses increased for the three month period in 2000 as compared to the same period in 1999 by $162,000. For the three month period ended March 31, 2000, salaries and employee benefits increased $61,000, occupancy and equipment expenses increased $17,000, and other operating expenses increased $84,000, as compared to the same period in 1999. The increase in salaries and employee benefits represents normal increases in officer and employee compensation, the addition of two management employees and ESOP contributions. The number of full-time equivalent employees was 46 and 37 at March 31, 2000 and 1999, respectively. The increase in occupancy and equipment expenses is primarily due to increases in depreciation expense of $6,000 and maintenance expenses of $9,000 for the three month period ending March 31, 2000 as compared to 1999. The increase in other operating expenses is primarily attributable to $33,000 in holding company operating expenses as compared to 1999.

The Company's provision for income taxes increased by $162,000 for the three month period in 2000 as compared to the same period in 1999 due to increased taxable income. The Company's effective tax rate increased to 39% for the first three months of 2000 as compared to 32% for the first three months of 1999. The increase in the effective tax rate is attributable to the increase in state income taxes combined with a reduction in tax deferred and non-taxable income.

Net income increased by $208,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This increase is a combination of the increase in net interest income and the gains on sale of real estate held for development and sale.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               27.  Financial Data Schedule


          (b)  Reports on Form 8-K

               On March 15, 2000, the Company filed an 8-K announcing the implementation of a stock repurchase plan to purchase up to 5% of its outstanding common stock held by persons other than First Deposit Bancshares, Inc. The Company will purchase up to 72,450 shares to be utilized for general corporate and other purposes.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST DEPOSIT BANCSHARES, INC.



DATE: May 15, 2000                      BY:  /s/ J. David Higgins
      --------------                        ------------------------------------
                                             President, Chief Executive Officer
                                             and Treasurer




DATE: May 15, 2000                      BY:  /s/ John L. King
      --------------                        ------------------------------------
                                             Executive Vice President and Chief
                                             Financial Officer