Form 10QSB
period 2000-06-30
FIRST DEPOSIT BANCSHARES INC
filed 2000-08-14
CIK 1082063

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2000
                                            ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            8458 Campbellton Street, Douglasville, Georgia 30134-1803
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 942-5108
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              -----      ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000; 1,389,150; no par value.

Transitional Small Business Disclosure Format     Yes              No    X
                                                      -----            -----

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

              Condensed Consolidated Balance Sheet - June 30, 2000.............3

              Condensed Consolidated Statements of Income and Comprehensive
                 Income - Three and Six Months Ended June 30, 2000 and 1999....4

              Condensed Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 2000 and 1999............................5

              Notes to Condensed Consolidated Financial Statements.............6

          Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders........12

          Item 6 - Exhibits and Reports on Form 8-K...........................12

          Signatures..........................................................13

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000
                                  (Unaudited)
                            (Dollars in Thousands)

Assets
------

Cash and due from banks                                             $       834
Interest bearing deposits in banks                                        2,920
Federal funds sold                                                          125
Securities available-for-sale, at fair value                             16,921
Securities held-to-maturity (fair value $2,090)                           2,146

Loans                                                                   107,092
Less allowance for loan losses                                            1,094
                                                                    -----------
          Loans, net                                                    105,998
                                                                    -----------

Premises and equipment                                                    2,815
Real estate held for development and sale                                 1,188
Other assets                                                              1,328
                                                                    -----------

          Total assets                                              $   134,275
                                                                    ===========

Liabilities and Shareholders' Equity
------------------------------------

Deposits
    Demand                                                          $     5,533
    Interest-bearing demand                                              12,801
    Savings                                                              15,448
    Time deposits                                                        56,580
                                                                    -----------
          Total deposits                                                 90,362
Federal Home Loan Bank advances                                          18,500
Other liabilities                                                         1,410
                                                                    -----------
          Total liabilities                                             110,272
                                                                    -----------

Commitments and Contingent Liabilities

Shareholders' Equity
--------------------

     Preferred stock, no par, 10,000,000 authorized,
          none issued
     Common stock, no par, 10,000,000 authorized,
          1,575,000 issued                                               15,021
     Retained earnings                                                   11,278
     Accumulated other comprehensive loss                                  (311)
     Unearned ESOP shares                                                (1,134)
                                                                    -----------
                                                                         24,854
     Less cost of treasury stock                                           (851)
                                                                    -----------
          Total shareholders' equity                                     24,003
                                                                    -----------

          Total liabilities and shareholders' equity                $   134,275
                                                                    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                Three Months Ended                           Six Months Ended
                                                                     June 30,                                    June 30,
                                                        -----------------------------------    -------------------------------------

                                                             2000                1999                2000                1999
                                                         --------------      --------------    ----------------    ----------------
Interest income
    Loans                                               $        2,074      $        1,707     $         3,913      $        3,377
    Taxable securities                                             311                  54                 621                 121
    Interest-bearing deposits and
       Federal funds sold                                           31                  96                  62                 173
                                                        ---------------     ---------------    ----------------    ----------------
              Total interest income                              2,416               1,857               4,596               3,671
                                                        ---------------     ---------------    ----------------    ----------------

Interest expense
    Deposits                                                     1,042                 943               1,980               1,928
    Other borrowings                                               249                  70                 393                 139
                                                        ---------------     ---------------    ----------------    ----------------
              Total interest expense                             1,291               1,013               2,373               2,067
                                                        ---------------     ---------------    ----------------    ----------------

              Net interest income                                1,125                 844               2,223               1,604
Provision for loan losses                                           22                  15                  37                  30
                                                        ---------------     ---------------    ----------------    ----------------
              Net interest income  after
                provision for loan losses                        1,103                 829               2,186               1,574
                                                        ---------------     ---------------    ----------------    ----------------

Other income                                                       262                 260                 558                 362
                                                        ---------------     ---------------    ----------------    ----------------


Other expenses
    Salaries and employee benefits                                 403                 325                 787                 634
    Occupancy and equipment expenses                                93                  81                 179                 150
    Other operating expenses                                       346                 245                 629                 458
                                                        ---------------     ---------------    ----------------    ----------------
              Total other expenses                                 842                 651               1,595               1,242
                                                        ---------------     ---------------    ----------------    ----------------

              Income before income taxes                           523                 438               1,149                 694
Income tax expense                                                 207                 197                 450                 278
                                                        ---------------     ---------------    ----------------    ----------------

              Net income                                           316                 241                 699                 416

Other comprehensive loss:
    Unrealized losses on securities available-for-sale
      arising during period, net of tax                            (51)                (81)                (93)                (81)
                                                        ---------------     ---------------    ----------------    ----------------

              Comprehensive income                      $          265      $          160     $           606     $           335
                                                        ===============     ===============    ================    ================

Basic and diluted earnings (losses) per
   common share                                         $         0.23      $          N/A     $          0.49     $           N/A
                                                        ===============     ===============    ================    ================

Weighted average shares outstanding                     $    1,389,150      $          N/A     $     1,421,065     $           N/A
                                                        ===============     ===============    ================    ================

Dividends declared per common share                     $         0.08      $          N/A     $          0.16     $           N/A
                                                        ===============     ===============    ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                     2000                 1999
                                                                                 ---------------    --------------
OPERATING ACTIVITIES
    Net income                                                                   $          699     $         416
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                        105               176
        ESOP compensation expense                                                            17                 -
        Provision for loan losses                                                            37                30
        Decrease in real estate held
           for development and sale                                                         150                 -
        Other operating activities                                                          496               775
                                                                                 ---------------    --------------

                  Net cash provided by operating activities                               1,504             1,397
                                                                                 ---------------    --------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                           (1,117)           (8,136)
    Proceeds from maturities of securities available-for-sale                                12             1,471
    Proceeds from sales of securities available-for-sale                                    500                 -
    Purchases of securities held-to-maturity                                                  -            (1,000)
    Proceeds from maturities of securities held-to-maturity                                 129                77
    Net decrease in Federal funds sold                                                    1,325               665
    Net increase in interest-bearing deposits in banks                                   (2,920)                -
    Net increase in loans                                                               (17,221)           (1,020)
    Decrease in ESOP loan                                                                   126                 -
    Purchase of premises and equipment                                                   (1,039)             (168)
                                                                                 ---------------    --------------

                  Net cash used in investing activities                                 (20,205)           (8,111)
                                                                                 ---------------    --------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              6,519            32,525
    Net increase in other borrowings                                                      9,500                 -
    Purchase of treasury stock                                                             (851)                -
    Dividends paid                                                                         (232)                -
                                                                                 ---------------    --------------

                  Net cash provided by financing activities                              14,936            32,525
                                                                                 ---------------    --------------

Net increase (decrease) in cash and due from banks                                       (3,765)           25,811

Cash and due from banks, beginning of period                                              4,599             7,557
                                                                                 ---------------    --------------

Cash and due from banks, end of period                                           $          834     $      33,368
                                                                                 ===============    ==============

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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

         First Deposit Bancshares, Inc. ("First Deposit") was formed to acquire the capital stock of Douglas Federal Bank (the "Bank") in connection with its conversion from a mutual federal savings bank to a stock federal savings bank. The conversion was approved by the Bank's depositors on June 25, 1999 and the offering of 1,575,000 shares of the common stock of First Deposit was closed on July 8, 1999. Until July 8, 1999, First Deposit had no operations, had not issued any common stock, and did not own the Bank. Prior to July 8, 1999, there were no outstanding shares of common stock. The results of operations for the three and six months ended June 30, 1999 and the financial condition as of June 30, 1999 consist only of the Bank.

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

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities. Also, the Company maintains relationships with correspondent banks which could provide funds on short notice.

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

As of June 30, 2000, the liquidity ratio of the Bank was 20.15% and, as determined under guidelines established by regulatory authorities, was considered satisfactory and within management's target ratio.

At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank are as follows:

                                                 Actual
                                                                     Regulatory
                                   First Deposit         Douglas       Minimum
                                  Bancshares, Inc.    Federal Bank   Requirement
                                  -----------------   ------------  ------------

   Leverage capital ratios                18.04 %       12.75 %       4.00 %
   Risk-based capital ratios:
      Core capital                        35.44         20.79         4.00
      Total capital                       36.92         22.04         8.00

Financial Condition

The Company's total assets increased by $16.4 million, or 13.88% for the six months ended June 30, 2000. Total loans increased $17.2 million, or 19.16% for the same period. The loan to deposit ratio as of June 30, 2000 was 107.19% as compared to 72.23% at June 30, 1999, reflecting continued strong loan demand. In order to satisfy this growing demand, the Company has continued to obtain Federal Home Loan Bank advances to fund loan growth and maintain adequate liquidity. At June 30, 2000, deposits were $90.4 million, up $6.6 million from $83.8 million at December 31, 1999. Total shareholders' equity decreased to $24.0 million at June 30, 2000 from $24.3 million at December 31, 1999. The decrease of $300,000 is primarily the net of treasury stock purchased of $851,000, dividends paid of $232,000, reduction of unearned ESOP shares of $126,000 and net income of $699,000. The purchase of treasury stock is the result of the stock repurchase plan announced on March 15, 2000.

Results of Operations For The Three and Six Months Ended June 30, 2000 and 1999

The Company's net interest income increased by $281,000 and $619,000 for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 3.75% for the six months ended June 30, 2000 as compared to 3.28% for the same period in 1999. The increase in the net interest margin is due primarily to an increase in average interest-earning assets which is directly related to the stock offering in 1999. Interest-earning assets increased from $97.6 million at June 30, 1999 to $129.2 million at June 30, 2000. The net interest margin is expected to gradually increase as available funds are invested in loans versus securities and interest-bearing deposits in banks.

The provision for loan losses increased $7,000 for the three and six month periods in 2000 as compared to the same periods in 1999. The increase in provision for loan losses for 2000 is primarily due to the overall increase in the volume of loans as compared to 1999. The Company's allowance for loan losses to total loans amounted to 1.02% and 1.18% at June 30, 2000 and December 31, 1999, respectively. Nonaccrual loans and net charge-offs have decreased by $213,000 and $3,000, respectively, as of June 30, 2000 compared to the same period in 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 2000 and 1999 is as follows:

                                                                                                        June 30,
                                                                                            ---------------------------------
                                                                                                 2000              1999
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
Nonaccrual loans                                                                            $          597    $          810
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
   and restructured loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

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

Information regarding certain loans and the allowance for loan loss for the six months ended June 30, 2000 and 1999 is as follows:

                                                                                               2000              1999
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       96,805    $       85,540
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $        1,057    $        1,000
                                                                                          ---------------   ---------------

Loans charged off
   Commercial and financial                                                               $            -    $            -
   Real estate mortgage                                                                                                 (5)
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       -                (5)
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                            -                 2
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       -                 2
                                                                                          ---------------   ---------------

Net charge-offs                                                                                        -                (3)
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                     37                30
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $        1,094    $        1,027
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        -  %              -  %
                                                                                          ===============   ===============

Other income increased by $196,000 for the six month period ended June 30, 2000 as compared to the same period in 1999. The single most significant increase was an increase of $116,000 in gains on sale of real estate held for development and sale for the six month period ended June 30, 2000 as compared to 1999.

Other notable increases for the six months ended June 30, 2000 compared to 1999 were increases in gains on sale of loans of $40,000 and service charges on deposit accounts of $13,000.

Other expenses increased for the three and six month periods in 2000 as compared to the same periods in 1999 by $191,000 and $353,000, respectively. For the six month period ended June 30, 2000, salaries and employee benefits increased $153,000, occupancy and equipment expenses increased $29,000, and other operating expenses increased $171,000, as compared to the same period in 1999. The increase in salaries and employee benefits represents normal increases in officer and employee compensation, the addition of two management employees plus nine other employees, an increase in accruals totaling $53,000 for profit sharing and ESOP contributions. The number of full-time equivalent employees was 49 and 38 at June 30, 2000 and 1999, respectively. The increase in other operating expenses is primarily attributable to $108,000 in holding company operating expenses plus increase at the bank level related to the increased volume of loan and deposit activity.

The Company's provision for income taxes increased by $172,000 for the six month period in 2000 as compared to the same period in 1999 due to increased taxable income. The Company's effective tax rate decreased to 39% for the first six months of 2000 as compared to 40% for the first six months of 1999.

Net income increased by $75,000 and $283,000 for the three and six months ended June 30, 2000 as compared to the same period in 1999. This increase is a combination of the increase in net interest income directly related to the increase in interest-bearing accounts and the gains on sale of real estate held for development and sale.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on June 13, 2000.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

                  Carlton H. Boyd   2003
                  Joseph H. Fowler  2003

         (c)      The 2000 Stock Incentive Plan was approved.

         (d) Mauldin & Jenkins, LLC was ratified as the Company's independent auditors for fiscal year 2000.

                  The shares represented at the meeting (1,054,492 shares or 70.2%) voted as follows:

                  Item (b)                 For   Against     Abstain     Total

                  Carlton H. Boyd      1,052,000    0         2,492   1,054,492
                  Joseph H. Fowler     1,052,000    0         2,492   1,054,492

                  Item (3)                 For   Against     Abstain     Total

                  Approval of 2000
                  Stock Incentive Plan   710,628   25,950    317,914  1,054,492

                  Item (c)                 For   Against     Abstain     Total

                  Ratification of
                  Mauldin &
                    Jenkins, LLC       1,047,153    5,426      1,913  1,054,492


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.     2000 Stock Option Plan

                  27.     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST DEPOSIT BANCSHARES, INC.



DATE:     8-11-00          BY:  /s/ J. David Higgins
       -----------------       -------------------------------------------------
                                President, Chief Executive Officer and Treasurer




DATE:    8-11-00           BY:  /s/ John L. King
       -----------------       -------------------------------------------------
                                Executive Vice President and Chief Financial
                                Officer