Form 10QSB
period 2000-09-30
FIRST DEPOSIT BANCSHARES INC
filed 2000-11-14
CIK 1082063

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2000
                                            ---------------------------

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

            8458 Campbellton Street, Douglasville, Georgia 30134-1803
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 942-5108
                           --------------------------
                         (Registrant's telephone number)

                                       N/A
       -----------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 1,389,150; no par value.

Transitional Small Business Disclosure Format    Yes       No  X
                                                    -----    -----

                  FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                                               INDEX
                                                               -----

                                                                                                                    Page No.
PART I.           FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                      Consolidated Balance Sheet - September 30, 2000.....................................................  3

                      Consolidated Statements of Income and Comprehensive Income -
                        Three and Nine Months Ended September 30, 2000 and 1999...........................................  4

                      Consolidated Statements of Cash Flows - Nine
                        Months Ended September 30, 2000 and 1999..........................................................  5

                      Notes to Consolidated Financial Statements..........................................................  6

                  Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................................  7


PART II.          OTHER INFORMATION

                  Item 6 - Exhibits and Reports on Form 8-K.............................................................. 12

                  Signatures............................................................................................. 13

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (Unaudited)
                            (Dollars in Thousands)

Assets
------

Cash and due from banks                                    $           417
Interest-bearing deposits in banks                                   4,494
Securities available-for-sale, at fair value                        15,359
Securities held-to-maturity (fair value $2,094)                      2,119

Loans                                                              111,481
Less allowance for loan losses                                       1,117
                                                           ----------------
          Loans, net                                               110,364
                                                           ----------------

Premises and equipment                                               3,283
Real estate held for development and sale                            1,413
Other assets                                                         1,330
                                                           ----------------

          Total assets                                     $       138,779
                                                           ================

Liabilities and Stockholders' Equity
------------------------------------

Deposits
    Demand                                                 $         4,459
    Interest-bearing demand                                         11,799
    Savings                                                         13,447
    Time deposits                                                   64,650
                                                           ----------------
          Total deposits                                            94,355
Federal Home Loan Bank advances                                     18,500
Other liabilities                                                    1,586
                                                           ----------------
          Total liabilities                                        114,441
                                                           ----------------

Commitments and Contingent Liabilities

Preferred stock, no par, 10,000,000 authorized,
     none issued                                                         -
Common stock, no par, 10,000,000 authorized,
     1,575,000 issued                                               15,021
Retained earnings                                                   11,445
Accumulated other comprehensive loss, net of tax                      (143)
Unearned ESOP shares                                                (1,134)
Less cost of treasury stock                                           (851)
                                                           ----------------
          Total stockholders' equity                                24,338
                                                           ----------------

          Total liabilities and stockholders' equity       $       138,779
                                                           ================

The accompanying notes are an integral part of these financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                               ----------------------------------------  ----------------------------------------
                                                     2000                    1999               2000                   1999
                                               ------------------   -------------------  -------------------   ------------------
Interest income
    Loans                                      $           2,277    $            1,712   $            6,190    $           5,089
    Taxable securities                                       296                   247                  917                  396
    Federal funds sold                                        42                   127                  104                  300
                                               ------------------   -------------------  -------------------   ------------------
          Total interest income                            2,615                 2,086                7,211                5,785
                                               ------------------   -------------------  -------------------   ------------------
Interest expense
    Deposits                                               1,186                   948                3,166                2,876
    Other borrowings                                         297                    73                  690                  212
                                               ------------------   -------------------  -------------------   ------------------
          Total interest expense                           1,483                 1,021                3,856                3,088
                                               ------------------   -------------------  -------------------   ------------------

          Net interest income                              1,132                 1,065                3,355                2,697
Provision for loan losses                                     23                    15                   60                   45
                                               ------------------   -------------------  -------------------   ------------------
          Net interest income after
              provision for loan losses                    1,109                 1,050                3,295                2,652
                                               ------------------   -------------------  -------------------   ------------------
Other income                                                 247                   195                  805                  529
                                               ------------------   -------------------  -------------------   ------------------
Other expenses
    Salaries and employee benefits                           391                   327                1,178                  961
    Occupancy and equipment expenses                         117                   118                  326                  318
    Other operating expenses                                 328                   201                  927                  609
                                               ------------------   -------------------  -------------------   ------------------
          Total other expenses                               836                   646                2,431                1,888
                                               ------------------   -------------------  -------------------   ------------------

          Income before income taxes                         520                   599                1,669                1,293

Income tax expense                                           198                   212                  648                  490
                                               ------------------   -------------------  -------------------   ------------------
          Net income                                         322                   387                1,021                  803

Other comprehensive income (loss)
    Unrealized gains (losses) on securities
       available-for-sale arising during
       period, net of tax                                    168                   (60)                  74                  (60)
                                               ------------------   -------------------  -------------------   ------------------

          Comprehensive income                 $             490    $              327   $            1,095    $             743
                                               ==================   ===================  ===================   ==================
    Basic and diluted earnings
       per common share                        $            0.23    $             0.26   $             0.72    $            0.55

    Weighted average shares outstanding                1,389,150             1,449,000            1,410,349            1,449,000

    Dividends declared per common share                     0.08                     -                 0.24                    -

The accompanying notes are an integral part of these financial statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       2000                       1999
                                                                                --------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                                  $             1,021     $               803
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                                            161                     263
        ESOP compensation expense                                                                17                       -
        Provision for loan losses                                                                60                      45
        (Increase) decrease in real estate held
           for development and sale                                                             (75)                    289
        Other operating activities                                                              446                     755
                                                                                --------------------    --------------------

                  Net cash provided by operating activities                                   1,630                   2,155
                                                                                --------------------    --------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                               (1,117)                (14,880)
    Proceeds from maturities of securities available-for-sale                                   217                   1,500
    Proceeds from sale of securities available-for-sale                                       2,500                       -
    Purchases of securities held-to-maturity                                                      -                  (1,500)
    Proceeds from maturities of securities held-to-maturity                                     156                     181
    Net decrease in Federal funds sold                                                        1,375                     665
    Net increase in interest-bearing deposits                                                (1,075)                      -
    Net increase in loans                                                                   (21,611)                 (3,617)
    Decrease in ESOP loan                                                                      (126)                      -
    Purchase of premises and equipment                                                       (1,563)                   (320)
                                                                                --------------------    --------------------

                  Net cash used in investing activities                                     (21,244)                (17,971)
                                                                                --------------------    --------------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                      10,513                  (2,793)
    Net increase in Federal Home Loan Bank advances                                           9,500                   2,000
    Issuance of common stock                                                                      -                  14,490
    Purchase of treasury stock                                                                 (851)                      -
    Dividends paid                                                                             (386)                      -
    Stock offering expenses                                                                       -                    (729)
                                                                                --------------------    --------------------

                  Net cash provided by financing activities                                  18,776                  12,968
                                                                                --------------------    --------------------

Net decrease in cash and due from banks                                                        (838)                 (2,848)

Cash and due from banks, beginning of period                                                  1,255                   7,557
                                                                                --------------------    --------------------

Cash and due from banks, end of period                                          $               417     $             4,709
                                                                                ====================    ====================
NONCASH FINANCING ACTIVITIES
    Common stock issued to ESOP                                                                   -                   1,260

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

         The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

As of September 30, 2000, the liquidity ratio of the Bank was 16.94% and, as determined under guidelines established by regulatory authorities, was considered satisfactory and within management's target ratio.

At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank are as follows:

                                                             Actual
                                              -------------------------------------
                                                                                      Regulatory
                                               First Deposit            Douglas         Minimum
                                              Bancshares, Inc.       Federal Bank     Requirement
                                              -----------------      --------------  --------------
          Leverage capital ratios                        18.16 %          12.74 %         4.00 %
          Risk-based capital ratios:
             Core capital                                27.46            19.28           4.00
             Total capital                               28.71            20.52           8.00

Financial Condition

The Company's total assets increased by $20.9 million, or 17.7% for the nine months ended September 30, 2000. Total loans increased $21.6 million, or 24% for the same period. The loan to deposit ratio as of September 30, 2000 was 118% as compared to 106% at September 30, 1999, reflecting continued strong loan demand. In order to satisfy this growing demand, the Company has continued to obtain Federal Home Loan Bank advances to fund loan growth and maintain adequate liquidity. At September 30, 2000, deposits were $94.4 million, up $10.6 million from $83.8 million at December 31, 1999. Total shareholders' equity decreased $14,000 at December 31, 1999. The decrease is primarily the net of treasury stock purchased of $851,000, dividends paid of $386,000, reduction of unearned ESOP shares of $126,000 and net income of $1,021,000. The purchase of treasury stock is the result of the stock repurchase plan announced on March 15, 2000.

Results of Operations For The Three and Nine Months Ended September 30, 2000 and 1999

The Company's net interest income increased by $67,000 and $658,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. The Company's net interest margin increased to 3.65% for the nine months ended September 30, 2000 as compared to 3.46% for the same period in 1999. The increase in the net interest margin is due primarily to an increase in average interest-earning assets which is directly related to the stock offering in 1999. Interest-earning assets increased from $107.3 million at September 30, 1999 to $133.5 million at September 30, 2000.

The provision for loan losses increased $8,000 and $15,000 for the three and nine month periods in 2000, respectively, as compared to the same periods in 1999. The increase in provision for loan losses for 2000 is primarily due to the overall increase in the volume of loans as compared to 1999. The Company's allowance for loan losses to total loans amounted to 1.00% and 1.18% at September 30, 2000 and December 31, 1999, respectively. Nonaccrual loans and net charge-offs have decreased by $80,000 and $3,000, respectively, as of September 30, 2000 compared to the same periods in 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 2000 and 1999 is as follows:

                                                                                    September 30,
                                                                           ---------------------------------
                                                                                2000              1999
                                                                           ---------------   ---------------
                                                                                (Dollars in Thousands)
                                                                           ---------------------------------
Nonaccrual loans                                                           $          221    $          301
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                             -                 -
Restructured loans                                                                      -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                          -                 -
   and restructured loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                  -                 -

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


Information regarding certain loans and the allowance for loan loss for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                                2000              1999
                                                                           ---------------   ---------------
                                                                                (Dollars in Thousands)
                                                                           ---------------------------------
Average amount of loans outstanding                                        $       96,805    $       85,900
                                                                           ===============   ===============

Balance of allowance for loan losses at beginning of period                $        1,057    $        1,000
                                                                           ---------------   ---------------
Loans charged off
   Commercial and financial                                                $            -    $            -
   Real estate mortgage                                                                                 (5)
   Instalment                                                                           -                 -
                                                                           ---------------   ---------------
                                                                                        -               (5)
                                                                           ---------------   ---------------
Loans recovered
   Commercial and financial                                                             -                 2
   Real estate mortgage                                                                 -                 -
   Instalment                                                                           -                 -
                                                                           ---------------   ---------------
                                                                                        -                 2
                                                                           ---------------   ---------------

Net charge-offs                                                                         -               (3)
                                                                           ---------------   ---------------

Additions to allowance charged to operating expense during period                      60                45
                                                                           ---------------   ---------------

Balance of allowance for loan losses at end of period                      $        1,117    $        1,042
                                                                           ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                         -  %              -  %
                                                                           ===============   ===============

Other income increased by $276,000 for the nine month period ended September 30, 2000 as compared to the same period in 1999. The single most significant increase was an increase of $115,000 in gains on sale of real estate held for development and sale for the nine month period ended September 30, 2000 as compared to 1999.

Other notable increases for the nine months ended September 30, 2000 compared to 1999 were increases in gains on sale of loans of $96,000 and service charges on deposit accounts of $87,000.

Other expenses increased for the three and nine month periods in 2000 as compared to the same periods in 1999 by $190,000 and $543,000, respectively. For the nine month period ended September 30, 2000, salaries and employee benefits increased $217,000 and other operating expenses increased $318,000, as compared to the same period in 1999. The increase in salaries and employee benefits represents normal increases in officer and employee compensation, the addition of two management employees plus nine other employees and an increase in accruals totaling $80,000 for profit sharing and ESOP contributions. The number of full-time equivalent employees was 49 and 38 at September 30, 2000 and 1999, respectively. The increase in other operating expenses is primarily attributable to $186,000 in holding company operating expenses plus increases at the bank level related to the increased volume of loan and deposit activity.

The Company's provision for income taxes increased by $158,000 for the nine month period in 2000 as compared to the same period in 1999 due to increased taxable income. The Company's effective tax rate was 39% for the nine months ended September 30, 2000 and 1999.

Net income increased by $218,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase is a combination of the increase in net interest income directly related to the increase in interest-earning assets and the gains on sale of real estate held for development and sale.

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


                                    FIRST DEPOSIT BANCSHARES, INC.



DATE:   November 10, 2000           BY:  /s/ J. David Higgins
       ---------------------            ----------------------------------------
                                          President, Chief Executive Officer and
                                          Treasurer




DATE:   November 10, 2000           BY:  /s/ John L. King
       ---------------------            ----------------------------------------
                                          Executive Vice President and Chief
                                          Financial Officer