Form 10KSB40
period 2000-12-31
FIRST DEPOSIT BANCSHARES INC
filed 2001-03-16
CIK 1082063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the Fiscal Year Ended December 31, 2000
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-26033

                        First Deposit Bancshares, Inc.
                (Name of small business issuer in its charter)

                Georgia                                       58-2443683
(State or other jurisdiction
of incorporation or organization)                          (I.R.S. Employer
                                                          Identification No.)

      8458 Campbellton Street
       Douglasville, Georgia                                  30134-1803
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number (770) 942-5108

Securities Registered pursuant to Section 12(b) of the Act:
   Title of each class                                            Name of each exchange on which registered

Securities Registered pursuant to Section 12(g) of the Act:
     (Title of class)
     Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       ---
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $11,117,520

     As of February 15, 2001, the aggregate market value of First Deposit Bancshares, Inc. voting common stock held by nonaffiliates was approximately $17,340,000.

     As of March 1, 2001, First Deposit Bancshares, Inc. had issued and outstanding 1,389,150 shares of the 10,000,000 authorized shares of its no par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Issuer's 2000 fiscal year end are incorporated by reference into Part III of this report.

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     First Deposit Bancshares, Inc. (the "Company") is a Georgia corporation organized on February 22, 1999 for the purpose of acquiring all the capital stock of Douglas Federal Bank, FSB (the "Bank"). The Company is a savings association holding company and is regulated by the Office of Thrift Supervision (the "OTS"). On July 8, 1999, the Company completed an initial public offering and conversion of the Bank from a mutual organization to a stock organization. The Company was capitalized from the sale of 1,575,000 shares of common stock to the public, or $15,750,000 in total subscriptions.

The Bank

     General. The Bank was originally organized in 1960 as a federally-chartered savings bank. The Bank's deposit accounts are insured to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF") as administered by the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank is a community-oriented savings institution whose principal business consists of accepting retail deposits from the general public in its primary market area. The Bank's primary market area for lending consists of Douglas and Paulding Counties, Georgia. The Bank invests those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, construction loans, commercial real estate loans, automobile loans, commercial loans and consumer loans. The Bank also invests in government issued and sponsored mortgage- backed securities, securities issued by the U.S. Government and agencies thereof, and other investments permitted by applicable laws and regulations.

     The Bank has a wholly-owned service subsidiary, Pinehurst Properties, LLC, that holds the Bank's real estate owned and owns real property for residential development purposes.

     Market Area and Competition. The Bank is headquartered in Douglasville, Georgia. The Bank's primary market area is comprised of the counties of Douglas and Paulding, Georgia, which are serviced through the main office and a full service branch office. The main office is located in downtown Douglasville, and the branch office is located approximately 10 miles from the main office in Lithia Springs, Georgia.

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

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a statewide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. Competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies, and insurance companies. In addition, the Bank has recently faced significant competition for first mortgage loans on new home construction from builders who have been offering financing for purchasers of new homes in the builders' development projects. The Bank's most direct competition for deposits has historically come from savings associations, commercial banks, and credit unions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions, which have a competitive advantage because they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure in respect to loan and deposit pricing.

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

     The Bank's mortgage lending activities are conducted primarily by loan personnel operating in two offices. In market loan originations are generated by our marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic organizations, as well as present customers, walk-in customers and referrals from real estate agents, brokers and builders. The Bank underwrites loans it originates pursuant to policies and procedures and generally underwrites in accordance with Fannie Mae, Freddie Mac, Federal Housing Administration, and Department of Veterans Affairs underwriting standards. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. In past years, the Bank has originated primarily fixed-rate loans as a result of low customer demand for adjustable-rate loans given the prevailing low interest rate environment. Generally, the Bank holds loans originated for investment, although the Bank frequently sells fixed-rate loans originated through the secondary market. Most loans which are sold, are sold including servicing rights.

     Included in the one- to four-family loan portfolio are home equity loans. The Bank originates home equity loans that are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Bank uses the same underwriting standards for home equity loans as for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans either float at a stated margin over the prime rate or have fixed interest rates.

     The Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as office buildings, schools, nursing homes, retail stores and churches located in its primary market area. The Bank lends to local churches to fund construction of or renovations to church facilities. Such loans are adjustable rate mortgages and fixed-rate loans with a maximum loan to value ratio of 80%. Commercial real estate loans generally have adjustable rates and terms to maturity that do not exceed 15 years. The Bank's current lending guidelines generally require that the loan to value ratio on property securing commercial real estate loans and multi-family loans not exceed 80%. Adjustable-rate commercial real estate loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years.

     The Bank originates construction loans for the development of residential and commercial property, including speculative loans. Construction loans are offered primarily to experienced local developers and builders operating in the Bank's market area. The majority of construction loans are originated to finance the construction by developers and builders of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts of up to 75% of the appraised value of the property on multi-family and commercial real estate construction and 80% on one- to four-family residential construction. Land loans are made in amounts up to 60% of the appraised value of the land securing the loan.

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

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to them at this time, the allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Investment Committee reviews and classifies its assets on a regular basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above.

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

     Investment Activities. The Bank generally invests in various types of liquid assets, including U.S. Treasury obligations with terms of five years or less and are rated by a highly regarded rating service, such as Standard & Poors, as AA or better. The Bank also invests in mutual funds whose assets conform to the investments that the Bank is otherwise authorized to make directly, including equity securities, such as Freddie Mac and Fannie Mae stock.

     Generally, the Bank's investment policy is to invest funds among various categories of investments and maturities based upon its need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill our asset/liability management policies. The Bank's investment strategy has been directed toward high-quality assets with short and intermediate terms to maturity. These high quality assets consist primarily of U.S. Treasury obligations, Federal agency obligations and high-grade corporate debt securities.

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

     The Bank offers a variety of deposit accounts with a range of interest rates and terms. These deposits consist of passbook and statement savings accounts, money market accounts, transaction accounts and time deposits currently ranging in terms from one to five years. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. These deposits are obtained predominantly from the Bank's market area. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits and also relies on competitive pricing policies and advertising; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with the asset/liability management, liquidity and profitability objectives. Based on experience, management believes that passbook and statement savings, money market accounts and transaction accounts are relatively stable sources of deposits. Time deposits have been a relatively stable source of funds as well, however, the ability to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     As part of the Bank's operating strategy, management has utilized advances from the Federal Home Loan Bank as an alternative to retail deposits to fund operations when borrowings are less costly and can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand. By utilizing Federal Home Loan Bank advances, which possess varying stated maturities, the Bank can meet liquidity needs without otherwise being dependent upon retail deposits and revising deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. These Federal Home Loan Bank advances are collateralized primarily by certain mortgage loans and secondarily by capital stock of the Federal Home Loan Bank. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.

Pinehurst Properties, LLC

     The Bank's service corporation subsidiary, Pinehurst Properties, LLC, is involved in the development of residential real estate. Pinehurst Properties is involved in two developments. One is a gated residential community consisting of 33 lots, of which 31 had been sold as of December 31, 2000. The second development is a more traditional subdivision project that has been divided into two phases; Phase I consists of 61 lots and Phase II consists of 81 lots. Eighty-seven lots have been sold as of December 31, 2000 in Phases I and II in aggregate.

Employees

     As of December 31, 2000, the Bank had 48 total employees, all of which were full-time. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys satisfactory relations with its employees. There currently are no employees of the Company who are not also employees of the Bank.

                          REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund administered by the FDIC, and the Bank is a member of the Federal Home Loan Bank of Atlanta. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission under the federal securities laws.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the GLBA), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

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

     The GLBA also requires financial institutions to disclose, on ATM machi nes, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     The OTS has proposed regulations implementing the privacy protection provisions of the GLBA. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000 but compliance is optional until July 1, 2001. The Bank would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having the Bank share their personal information with unaffiliated third parties. The GLBA also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

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

     Loans to one borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of impaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At December 31, 2000, the Bank's regulatory limit on loans to one borrower was approximately $2,422,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, educational loans, and credit card loans. At December 31, 2000, the Bank maintained 75.10% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

     A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may only do so once.

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards:

  . a tangible capital to adjusted total assets ratio of 1.5%, as adjusted under the OTS regulations;

  . a leverage ratio requirement of 4% of core capital to such adjusted assets, or 3% for the highest rated savings associations; and

  . a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets.

     In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset .

     Tangible capital is defined, generally, as common stockholders' equity (including retained earnings, certain noncumulative perpetual preferred stock and related earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. An institution with assets of less than $300 million and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case- by case basis. The OTS has indefinitely deferred the implementation of the interest rate component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must file an application for OTS approval of the capital distribution if either:

  . the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years,

  . the institution would not be at least adequately capitalized following the distribution,

  . the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or

  .  the institution is not eligible for expedited treatment of its filings.

     If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Assessments. Savings associations are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During 2000, the Bank paid total assessments of $18,457.

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

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to asses the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.

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

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Banks' subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) at the BHC Act and (b) from purchasing the securities of any affiliates other than a subsidiary. Section 23A limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable truncations, such transactions may only occur under terms and circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers, and 10% or more shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Section 22(g) and 22(h) of the Federal

Reserve Act and Regulation O. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

          Enforcement. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

          Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

          Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital, as follows:

     . Generally, a savings association is treated as "well capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 10.0%, its ratio of Tier I capital to risk weighted assets is at least 6.0%, its ratio of leverage (core) capital to adjusted total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specified capital level;

     . A savings association will be treated as "adequately capitalized" if its ratio of total risk-based capital to risk-weighted assets is at least 8.0%, its ratio of Tier I capital to risk weighted assets is at least 4.0%, and its ratio of leverage (core) capital to adjusted total assets is at least 4.0%, (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institution rating system);

     . A savings association that has a total risk based capital to risk-weighted assets ratio of less than 8.0% or a leverage (core) ratio of or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institutions rating system) is considered to be "undercapitalized";

     . A savings association that has a total risk based capital to risk-weighted assets ratio of less than 6.0% or a Tier 1 risk based capital ratio or a leverage (core) of less than 3.0% is considered to be "significantly undercapitalized"; and

     . A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

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

          If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets; be acquired by a depository institution holding company or combine with another depository institution. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository institution. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

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

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

         Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. The FDIC is authorized to raise assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank and, as a result, the Company.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

         The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction or
(b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired to out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Atlanta, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Atlanta at December 31, 2000, of $1,075,000. Any advance from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Atlanta capital stock in amounts equal to $69,719 and $55,141 for the years ended December 31, 2000 and 1999, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

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

Liquidity

         The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity ratio for the month ended December 31, 2000 was 14.70%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12
(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.      DESCRIPTION OF PROPERTY

          The Company and Bank conduct their business from the main office of the Bank and a full service branch office. The Bank owns both offices. The following table sets forth information regarding these properties.

                                                            Original Date
            Location                                          Acquired

          Main Office:
          8458 Campbellton Street
          Douglasville, Georgia 30134-1803                  September 1969

          Branch Office:
          1855 Thornton Road
          Lithia Springs, Georgia 30122-2619                   June 1973

          The Bank also owns property for possible branch expansion or a new main office located at Chapel Hill Road and Interstate 20, Douglasville, Georgia. The Bank also owns property for possible branch expansion located at Brightstar Road in Douglasville, Georgia and Highway 61 in Villa Rica, Georgia. All properties are owned by the Bank and are adequately insured, including contents.

          Pinehurst Properties, LLC, owns approximately 80 acres of real property located in Douglasville, Georgia, that has been subdivided and is being currently developed and sold as residential lots.

ITEM 3.      LEGAL PROCEEDINGS

          Neither the Company nor the Bank are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against the Company or the Bank.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted for a vote of security holders during the fourth quarter of 2000.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The common stock of the Company is quoted on The OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FDBI." The following table sets forth the high and low closing sale prices for the Company's common stock as reported on the respective market. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. Prior the initial stock offering on July 8, 1999, there was no outstanding common stock.

                                                                        Sales Price
                    Calendar Period                                 Low                High
                    ------------------------------           ----------------   ----------------
                    2000
                    First Quarter                            $        11.375    $        12.375
                    Second Quarter                                    10.875             12.000
                    Third Quarter                                     11.875             14.688
                    Fourth Quarter                                    14.125             16.000

                                                                        Sales Price
                    Calendar Period                                 Low                High
                    ------------------------------           ----------------   ----------------
                    1999
                    First Quarter                            $           n/a    $           n/a
                    Second Quarter                                       n/a                n/a
                    Third Quarter                                    11.1875             12.000
                    Fourth Quarter                                   11.3125             11.875

Shareholders

As of February 15, 2001, there were approximately 349 holders of record of the Company's common stock.

Dividends

The Company paid cash dividends of $.32 and $.075 per share on its common stock for the years ended December 31, 2000 and 1999, respectively. The Company anticipates continuing to pay a quarterly dividend in the future. Any declaration and payment of dividends will be based on the Company's earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Bank. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See "Supervision and Regulation - Payment of Dividends."

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

          Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loan and investment portfolios and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses, fees, and other service charges and noninterest expenses. Our noninterest expense principally consists of salaries and employee benefits, occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact us.

          The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this Annual Report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

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

          In the future, we intend to seek growth opportunities and means of lessening our exposure to interest rate risk while avoiding investments we believe bear risks inconsistent with our investment policies. We intend to grow by expanding the products and services we offer, as necessary, in order to improve our market share in our primary market area as well as seeking opportunities to expand our market share and product line through mergers and acquisitions. We are reviewing other products and services, including products that would attract more local business. We will also seek to expand consumer loans, including home equity loan originations. Finally, depending upon market conditions, management may implement leverage strategies to enhance income. Such strategies would be to increase borrowings and invest the borrowed funds in secured investments to enhance income from the spread between the cost of the borrowed funds and the investment yield.

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

         Average Balance Sheets. The following tables set forth certain information relating to us at December 31, 2000 and 1999, and for the years then ended. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                                For the Years Ended December 31,
                                           --------------------------------------------------------------------------
                                                          2000                                   1999
                                           ----------------------------------      ----------------------------------
                                                        Interest      Average                   Interest     Average
                                            Average      Income        Yield/       Average      Income       Yield/
                                            Balance      Expense        Cost        Balance      Expense       Cost
                                            -------      -------        ----        -------      -------       ----
                                                                      (Dollars in Thousands)
Assets
  Interest-earning assets:
      Mortgage loans, net                  $102,588       $8,464        8.25%      $ 85,641       $6,783       7.92%
      Consumer and other loans                1,507          141        9.36          1,148          100       8.71
      Overnight and short-term
        deposits                              2,983          132        4.43          7,469          333       4.46
      Securities(1)                          18,774        1,193        6.35         11,357          701       6.17
                                           --------       ------                   --------       ------
        Total interest-earning assets       125,852        9,930        7.89        105,615        7,917       7.50
                                                          ------                                  ------
      Noninterest-earning assets              5,059                                   4,729
                                           --------                                --------
        Total assets                        130,911                                 110,344
                                           ========                                ========

Liabilities and Equity
  Interest-bearing liabilities:
    Transaction accounts                     12,942          385        2.97         14,118          448       3.17
    Savings accounts                         15,019          592        3.94         21,207          802       3.78
    Certificates of deposit                  57,148        3,443        6.02         47,946        2,544       5.31
                                           --------       ------                   --------       ------
      Total deposits                         85,109        4,420        5.19         83,271        3,794       4.56
    FHLB advances                            15,780        1,017        6.44          5,762          323       5.61
                                           --------       ------                   --------       ------
      Total interest-bearing
        liabilities                         100,889        5,437        5.39         89,033        4,117       4.62
                                                          ------                                  ------
    Other liabilities                         5,784                                   8,078
                                           --------                                --------
      Total liabilities                     106,673                                  97,111
    Equity                                   24,238                                  13,233
                                           --------                                --------
      Total liabilities and equity         $130,911                                $110,344
                                           ========                                ========
  Net interest income/Interest rate
    spread(2)                                             $4,493        2.50%                     $3,800       2.88%
                                                          ======        ====                      ======       ====
  Net earning assets/Net interest
    margin(3)                                24,963                     3.57%        16,582                    3.60%
                                           ========                     ====       ========                    ====
  Ratio of interest-earning assets to
    interest-bearing liabilities             124.74%                                 118.62%
                                           ========                                ========

(1) Includes debt securities available-for-sale, debt securities held-to-maturity, and equity securities.
(2) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average total interest-earning assets.

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

                                                                          Year Ended
                                                                        December 31, 2000
                                                                           Compared to
                                                                            Year Ended
                                                                        December 31, 1999
                                                       -----------------------------------------------------
                                                                    Increase
                                                                   (Decrease)
                                                                     Due to
                                                       -----------------------------------
                                                           Volume              Rate                Net
                                                       ---------------    ----------------    --------------
                                                                          (In thousands)
Interest-earning assets:
     Mortgage loans, net                               $       1,388      $          293      $      1,681
     Consumer and other loans                                     33                   8                41
     Overnight and short term deposits                          (199)                 (2)             (201)
     Securities                                                  471                  21               492
                                                       -------------      --------------      ------------
          Total interest-earning assets                        1,693                 320      $      2,013
                                                       -------------      --------------      ------------

Interest-bearing liabilities:
     Transaction accounts                                        (36)                (27)              (63)
     Savings accounts                                           (243)                 33              (210)
     Certificates of deposit                                     530                 369               899
     FHLB advances                                               639                  55               694
                                                       -------------      --------------      ------------
          Total interest-bearing liabilities                     890                 430             1,320
                                                       -------------      --------------      ------------
          Net interest income                          $         803         $      (110)     $        693
                                                       =============      ==============      ============

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

     Total assets were $141.4 million at December 31, 2000, an increase of $23.5 million, or 19.9%, from $117.9 million at December 31, 1999. The net increase in total assets for 2000 consisted of an increase in the total loan portfolio of $24.5 million, a decrease in securities of $2.2 million, and a decrease of $821,000 in cash due from banks and Federal funds sold. Total deposits increased by $10.4 million to $94.2 million at December 31, 2000 from $83.8 million at December 31, 1999. Total interest-bearing deposits increased for the year ended December 31, 2000 by $10.5 million, or 13.2%, as compared to December 31, 1999. FHLB advances increased $12.5 million to $21.5 million at December 31, 2000 from $9 million at December 31, 1999.

     Loans. The increase in total loans was primarily due to increases in commercial real estate loans and real estate construction loans which increased $19.0 million and $4.6 million, respectively, for the year ended December 31, 2000 which represents 96% of the total increase in loans. The growth in total loans was 27.2% for the year ended December 31, 2000 compared to 6.5% for the year ended 1999. The significant increases in commercial real estate and real estate construction loans are consistent with the economic growth of the Douglas County area. The Bank also hired a senior lender in 1999 who has concentrated on developing a commercial loan portfolio. This diversification of the loan portfolio is consistent with management's business plan adopted in connection with the stock conversion in 1999.

     Allowance for Loan Losses. The allowance for loan losses increased by $26,000 to $1.08 million at December 31, 2000 from $1.06 million at December 31, 1999. This increase is primarily due to the increase in loan volume. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. The allowance for loan losses to total loans was .95% at December 31, 2000 as compared to 1.17% at December 31, 1999. At December 31, 2000, the allowance for loan losses provided coverage of 399.42% of total impaired loans, down from 625.18% at December 31, 1999. The decrease in the coverage ratio is directly related to the increase in impaired loans of $102,000 for the year. As of December 31, 2000 and 1999, management believes that the allowance for loan losses is adequate to absorb potential losses in the loan portfolio.

     Securities. Securities typically provide moderate returns at time of purchase with limited risk of loss, provide liquidity, and provide assets which are required to be pledged for certain deposits and other purposes. Excess funds are used to fund loan growth. At December 31, 2000, total net unrealized losses in both the available for sale and held to maturity categories of securities totaled $49,000 as compared to a net unrealized loss of $349,000 at December 31, 1999. This improvement in the securities portfolio is directly related to the changes in the interest rates during the past year. This loss would be recognized in the event of sale or in the event there was a permanent decline in the value of the underlying securities. Management has not specifically identified any securities with a permanent decline and has not identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     Deposits. Total deposits increased $10.4 million, or 12.4% from December 31, 1999 to December 31, 2000. Of this total increase, noninterest-bearing accounts decreased $116,000 and interest-bearing accounts increased by $10.5 million. Time deposits of $100,000 or more increased to $15.8 million at December 31, 2000 from $11.8 million at December 31, 1999, representing an increase of 33.7%. These deposits typically have a higher average cost and are more likely to move out if the Bank were to obtain higher yields. The majority of all time deposits mature in 2001, or 88% of the total time deposits.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

     General. Net income for the year ended December 31, 2000 increased by $200,000 or 15.78% to $1,470,000 compared to $1,269,000 for the year ended
December 31, 1999. Net interest income for the years ended December 31, 2000 and 1999 was $4.5 million and $3.8 million, respectively. The increase in net interest income of $693,000, or 18.2% for the year ended December 31, 2000 represents an increase of $2.0 million in interest income less an increase in interest expense of $1.3 million. Noninterest income increased by $365,000 in 2000 compared to an increase of only $78,000 for the same period in 1999. Noninterest expense increased by $691,000 to $3.3 million for the year ended December 31, 2000 compared to $2.6 million for the prior year. The return on average assets decreased slightly to 1.12% for the year ended December 31, 2000 from 1.15% for the year ended December 31, 1999. The return on average equity also decreased to 6.06% for the year ended December 31, 2000 from 9.59% for the year ended December 31, 1999. The decreases in the return on average assets and return on average equity are due to net income increasing by only 15.8% for the year ended December 31, 2000, while average assets and average equity increased by 18.6% and 83.2%, respectively, for the same period.

     Interest Income. Interest income for the year ended December 31, 2000 was $9.9 million, an increase of $2.0 million, or 15.4% from $7.9 million for the year ended December 31, 1999. Interest income on loans increased to $8.6 million for the year ended December 31, 2000 from $6.9 million for the year ended December 31, 1999. This increase of $1.7 million, or 25.0% accounts for 86% of the total increase and is a direct result of the increase in total loans. The average balance of mortgage loans increased $16.9 million to $102.6 million, while the yield on mortgage loans increased 33 basis points to 8.25% from 7.92%, both of which contributed to the overall net increase in interest income on loans. Average interest-earning assets were $125.9 million for the year ended December 31, 2000, an increase of $20.2 million, or 19.1%, from $105.6 million for the year ended December 31, 1999. The average yield on interest earning assets increased 39 basis points to 7.89% for the year ended December 31, 2000, from 7.50% for the year ended December 31, 1999.

     Interest Expense. Interest expense increased during the year ended December 31, 2000 to $5.4 million, from $4.1 million for the year ended December 31, 1999. Substantially all, 81% and 92%, respectively, of the interest expense is attributable to interest-bearing deposits. The largest category of interest-bearing deposits is certificates of deposit. Interest on certificates of deposit for the year ended December 31, 2000 was $3.4 million, up $899,000 from $2.5 million in 1999, which was primarily the result of an increase in the average balance on certificates of deposit, combined with an increase of 71 basis points in the rates paid on these deposits. Interest expense on savings accounts decreased $210,000, from $802,000 for the year ended December 31, 1999 to $592,000 for the year ended December 31, 2000. Interest expense on transaction accounts decreased $63,000, from $448,000 for the year ended December 31, 1999 to $385,000 for the year ended December 31, 2000. This decrease in interest expense on transaction accounts and savings accounts is attributable to decreases in average balances of transaction accounts and savings accounts of $1,176,000 and $6,188,000, respectively. These decreases reflect customers' movement of deposits into certificates of deposit which yielded returns 208 basis points higher than savings accounts for the year ended December 2000. Interest expense on FHLB advances increased $694,000 from $323,000 for the year ended December 31, 1999 to over $1.0 million for the year ended December 31, 2000. This increase is primarily attributable to the increase in average advances outstanding to $5.8 million for the year ended December 31, 1999 to $15.8 million for the year ended December 31, 2000. The factors contributing to an increase in interest expense was representative of a 77 basis point increase in the cost of interest-bearing liabilities.

     Net Interest Income. Net interest income for the year ended December 31, 2000 was $4.5 million, compared to $3.8 million for the year ended December 31, 1999. The yield on average interest-earning assets increased to 7.89% from 7.50%, while the average yield on interest-bearing liabilities increased to 5.39% for the year ended December 31, 2000 from 4.62% for the year ended December 31, 1999. As a result, the interest rate spread decreased to 2.50% from 2.88% and the net interest margin decreased slightly to 3.57% from 3.60%. The increase in the yield on interest-earning assets is due to the significant volume of commercial real estate loans which carry rates normally higher than rates earned on one- to four-family residential loans. The increase in commercial loans has improved the overall loan yield by offsetting the lower yields which has resulted from the low mortgage rates in recent years. The increase in mortgage rates experienced in the third and fourth quarters of 1999 also contributed to the increase in interest income on loans.

     Provision for Loan Losses. The provision for loan losses increased to $82,500 for the year ended December 31, 2000 from $60,000 for the year ended December 31, 1999. Average impaired loans decreased to $366,000 for the year ended December 31, 2000 from $602,000 for the year ended December 31, 1999. Net loan charge-offs for the years ended December 31, 2000 and 1999 were $56,000 and $3,438, respectively. Charge-offs as a percentage of average loans were .05% and
 .004% for the same periods ended December 31, 2000 and 1999, respectively. The quality of the loan portfolio has remained stable during 2000, therefore, the minimal increase in the provision for loan losses is attributable primarily to the increase in volume of loans.

     Noninterest Income. Total noninterest income increased $365,000, or 44.4% to $1.2 million for the year ended December 31, 2000, compared to $822,000 for the same period in 1999. Noninterest income primarily consists of service charges on deposit accounts, gains on sale of loans and gain on sale of real estate held for development and sale. The most significant changes in noninterest income was an increase of $122,000 in gain on sale of loans, an increase of $126,000 in service charges on deposit accounts, and an increase of $100,000 in gain on sale of real estate held for development and sale.

     Noninterest Expense. Total noninterest expense increased $691,000 to $3.3 million for the year ended December 31, 2000, up from $2.6 million for the prior year. Increases in salaries and employee benefits of $266,000, equipment and occupancy expenses of $54,000 and an increase in other expenses of $370,000 make up the increase in noninterest expense. The increase in salaries and employee benefits include increases of $134,000 in net salaries expense, $118,000 in profit sharing contributions and $61,000 in employee group insurance. The total number of employees has increased by 5 to 48 at December 31, 2000. The increases in other components of other expenses are not attributable to one specific item, but represent normal increases in products and services. However, $84,000 of the total increase in other expenses is directly related to the increased volume of loans, deposits and related customer services.

     Income Taxes. Income tax expense increased to $851,000 for the year ended December 31, 2000 from $706,000 for the year ended December 31, 1999. The increase is directly related to the increase in income from operations of $345,000 for the year ended December 31, 2000. The effective tax rate for the years ended December 31, 2000 and 1999 was 37% and 36%, respectively.

Liquidity and Capital Resources

      Our primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We have continued to maintain the required levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. Our minimum required liquidity ratio is 4.00%. At December 31, 2000, our liquidity ratio was 14.70%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. We manage our liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing Federal Home Loan Bank advances in periods when our demands for liquidity exceed funding from deposit inflows.

     Our most liquid assets are cash, cash equivalents and securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents and securities available-for-sale totaled $19.7 million, or 14.0% of total assets.

     We have other sources of liquidity if a need for additional funds arises. At December 31, 2000, we had $21.5 million in advances outstanding from the Federal Home Loan Bank and, at December 31, 2000, had an additional overall borrowing capacity from the Federal Home Loan Bank of $28.3 million. Depending on market conditions, the pricing of deposit products and Federal Home Loan Bank advances, we may continue to rely on Federal Home Loan Bank borrowings to fund asset growth.

         At December 31, 2000, we had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $15.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificate accounts, including Individual Retirement Accounts and Keogh accounts which are scheduled to mature in less than one year from December 31, 2000 totaled $56.1 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with us. In addition, our management believes that we can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that we do not retain a significant portion of these deposits, we would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At December 31, 2000, we exceeded all minimum regulatory capital requirements with a tangible capital level of $17.6 million, or 12.62% of total adjusted assets, which exceeds the required level of $2.1 million, or 1.50%; core capital of $17.6 million, or 12.62% of total adjusted assets, which exceeds the required level of $4.2 million, or 3.00%; total risk-based capital of $25.9 million, or 27.93% of risk-weighted assets, which exceeds the required level of $7.4 million, or 8.00%, and tier 1 capital of $24.8 million, or 26.76% of risk-weighted assets, which exceeds the required level of $3.7 million, or 4.00%.

                              SECURITIES PORTFOLIO

The carrying amounts of securities at the dates indicated are as follows:

                                                                                  December 31,
                                                                                  ------------
                                                                       2000                           1999
                                                                       ----                           ----
                                                                             (Dollars in Thousands)
U.S. Government agency
   securities and corporations                                       $    13,426                   $  15,225
Mortgage-backed securities                                                 2,040                       2,275
Equity securities                                                              -                         508
Restricted equity securities (1)                                           1,075                         734
                                                                     -----------                   ---------
                                                                     $    16,541                   $  18,742
                                                                     ===========                   =========

(1) Restricted equity securities consist of Federal Home Loan Bank stock. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity dates.

Maturities

The amounts of debt securities as of December 31, 2000 are shown in the following table according to contractual maturities classified as; (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

                                                    U.S. Government
                                                        Agencies                 Mortgage-backed
                                                    and Corporations               Securities
                                                    ----------------             ----------------
                                                 Amount         Yield(1)         Amount     Yield (1)
                                                 ------         -----            ------     -----
                                                                (Dollars in Thousands)
Maturity:
     One year or less                               $  3,252        5.81%          $      -       -%
     After one year through five years                 7,177        6.15                  -       -
     After five years through ten years                2,249        7.62                 94    8.00
     After ten years                                     748        8.00              1,946    6.48
                                                    --------                       --------
                                                    $ 13,426        6.42           $  2,040    6.55
                                                    ========                       ========

(1) Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

                                                          December 31,
                                                          ------------
                                                   2000                  1999
                                                   ----                  ----
                                                      (Dollars in Thousands)
     Commercial                                  $   1,675             $  1,326
     Real estate-construction                       12,960                8,316
     Real estate-one- to four-family                70,926               71,456
     Real estate - home equity                       4,131                3,891
     Real estate - commercial                       22,348                3,351
     Consumer and other loans                        1,855                1,195
                                                   -------             --------
                                                   113,895               89,535
     Deferred loan fees and costs                     (197)                (202)
     Less allowance for loan losses                 (1,083)              (1,057)
                                                 ---------             --------
                   Net loans                     $ 112,615             $ 88,276
                                                 =========             ========

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2000 are shown in the following table according to repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                (Dollars in Thousands)
Maturity
          One year or less                                            $  40,321
          After one year through five years                              20,061
          After five years                                               53,513
                                                                      ---------
                                                                      $ 113,895
                                                                      =========

The following table summarizes loans at December 31, 2000 with due dates after one year for predetermined and floating or adjustable interest rates.

                                                                (Dollars in Thousands)
          Predetermined interest rates                                $  70,472
          Floating or adjustable interest rates                           3,102
                                                                      ---------
                                                                      $  73,574
                                                                      =========

Records were not available to present the above two tables by category and could not be reconstructed without undue burden or cost to the Company.

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated:

                                                                                December 31,
                                                                                ------------
                                                                         2000                   1999
                                                                         ----                   ----
                                                                             (Dollars in Thousands)
     Loans accounted for on a nonaccrual basis                       $        271            $       169

     Instalment loans and term loans contractually past due
        90 days or more as to interest or principal payments
        and still accruing                                                      -                      -
     Loans, the terms of which have been renegotiated to
        provide a reduction or deferral of interest or
        principal because of deterioration in the financial
        position of the borrower                                                7                      -

     Loans now current about which there are serious doubts
        as to the ability of the borrower to comply with present
        loan repayment terms                                                    -                      -

The reduction in interest income associated with impaired loans as of December 31, 2000 is as follows:

                                                                                           (Actual Dollars)
     Interest income that would have been recorded
     on nonaccrual loans under original terms                                                  $   9,636
                                                                                               =========

     Interest income that was recorded on nonaccrual loans                                     $  15,958
                                                                                               =========

As of December 31, 2000 and 1999, management included nonaccrual loans as impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

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

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                    2000               1999
                                                                                    ----               ----
                                                                                    (Dollars in Thousands)
         Average amount of loans outstanding                                     $ 104,095           $  86,789
                                                                                 =========           =========

         Balance of allowance for loan losses
              at beginning of year                                               $   1,057           $   1,000
                                                                                 ---------           ---------

         Loans charged off:
              Real estate                                                                -                   -
              Commercial                                                                 -                   -
              Consumer                                                                 (56)                 (5)
                                                                                 ---------           ---------
                                                                                       (56)                 (5)
                                                                                 ---------           ---------
         Recoveries of loans previously charged off:
              Real estate                                                                -                   -
              Commercial                                                                 -                   -
              Consumer                                                                   -                   2
                                                                                 ---------           ---------
                                                                                         -                   2
                                                                                 ---------           ---------

         Net loans charged off during the year                                         (56)                 (3)
                                                                                 ----------          ----------

         Additions to allowance charged to
              expense during year                                                       82                  60
                                                                                 ---------           ---------

         Balance of allowance for loan losses
              at end of year                                                     $   1,083           $   1,057
                                                                                 =========           =========

         Ratio of net loans charged off during the
              year to average loans outstanding                                        .05%                  -%
                                                                                 =========           =========

Allowance for Loan Losses

The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was $1,083,000 at December 31, 2000, representing .95% of total loans, compared with $1,057,000 at December 31, 1999, which represented 1.17% of total loans. The allowance for loan losses is evaluated and adjusted periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses at December 31, 2000.

                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits are presented below.(1)


                                                        Years Ended December 31,
                                                        -----------------------
                                                 2000                            1999
                                                 ----                            ----
                                           Amount     Percent              Amount     Percent
                                           ------     -------              ------     -------
                                                          (Dollars in Thousands)
Noninterest-bearing demand deposits     $  10,253        --  %             $  6,878        --  %
Interest-bearing demand
   and savings deposits                    27,961        3.49                35,325        3.54
Time deposits                              57,148        6.02                47,946        5.31
                                           ------                            ------
                                        $  95,361        5.19              $ 90,149        4.56
                                           ======                            ======

(1)     Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity or repricing of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.


                                                       (Dollars in Thousands)
     Three months or less                                     $      3,465
     Over three months through twelve months                        10,538
     Over twelve months                                              1,789
                                                                   -------
              Total                                           $     15,792
                                                                   =======


                          RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.


                                              Years Ended December 31,
                                              -----------------------
                                              2000                 1999
                                              ----                 ----
     Return on assets (1)                      1.15%                1.26%
     Return on equity (2)                      6.06                 9.59
     Dividend payout ratio (3)                30.77                 8.52
     Equity to assets ratio (4)               18.51                13.19


(1)       Net income divided by average total assets.
(2)       Net income divided by average equity.
(3)       Dividends declared per share divided by diluted earnings per share.
(4)       Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets - December 31, 2000 and 1999

       Consolidated Statements of Income - Years Ended December 31, 2000 and
       1999

       Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000 and 1999

       Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000 and 1999

       Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999

       Notes to Consolidated Financial Statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Quantitative Analysis

       Net Portfolio Value. As part of our interest rate risk analysis, we use an interest rate sensitivity model which generates estimates of the change in our net portfolio value or NPV over a range of interest rate scenarios and which is prepared by our regulators on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Our regulators produce such analysis using their own model, based upon data submitted on our quarterly regulatory reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth our NPV as of December 31, 2000 as calculated by our regulators.

                                                                                                     NPV as % of
                                                                                                   Portfolio Value
                                                      Net Portfolio Value                             of Assets
                                 -----------------------------------------------------     --------------------------------
                                                                                                NPV
Change in Interest Rates in          Amount        $ Change            % Change                Ratio           Change(1)
                                 -------------   ------------    ---------------------     ------------     ---------------
Basis Points (Rate Shock)                                         (Dollars in thousands)
-------------------------
+300                                     15,983      (7,179)                  (31)%               11.75%             (422)
+200                                     18,351      (4,811)                  (21)%               13.20%             (277)
+100                                     20,796      (2,366)                  (10)%               14.64%             (133)
Static                                   23,162           -                     -                 15.97%                -
-100                                     24,913       1,751                     8%                16.90%               93
-200                                     26,182       3,020                    13%                17.53%              157
-300                                     27,763       4,601                    20%                18.32%              235
----

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with the Company's 2001 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 2001 Annual Shareholders meeting is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with the Company's 2001 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with the Company's 2001 Annual Shareholders meeting is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          Exhibit No.            Description
          -----------        ------------------

             2.2 Agreement and Plan of Merger dated January 18, 2001, by and among Community First Banking Company, Community First Bank, First Deposit Bancshares, and Douglas Federal Bank (incorporated herein by reference to exhibit of the Registration Form 8-K filed on January , 2001).

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

             4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 filed on March 18, 1999).

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

            21.1             Subsidiary of the Registrant.

     (b)  Reports of Form 8-K:

          The Company did not file a report on Form 8-K during the last quarter of 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEPOSIT BANCSHARES, INC.

By:      /s/ Danny A. Belyeu                                                       March 16, 2001
         ---------------------------------------------
         Danny A. Belyeu, Chairman of the Board

By:      /s/ Alpha A. Fowler, Jr.                                                  March 16, 2001
         ---------------------------------------------
         Alpha A. Fowler, Jr., Vice Chairman
           of the Board

By:      /s/ J. David Higgins                                                      March 16, 2001
         ---------------------------------------------
         J. David Higgins, President, Chief Executive
            Officer, Treasurer and Director

By:      /s/ John L. King                                                          March 16, 2001
         ---------------------------------------------
         John L. King, Executive Vice President,
            Chief Financial Officer and Director

By:      /s/ Mac C. Abercrombie, Jr.                                               March 16, 2001
         ---------------------------------------------
         Mac C. Abercrombie, Jr., Director

By:      /s/ Joseph H. Fowler                                                      March 16, 2001
         ---------------------------------------------
         Joseph H. Fowler, Director

By:      /s/ Carlton H. Boyd                                                       March 16, 2001
         ---------------------------------------------
         Carlton H. Boyd, Director

By:      /s/ John B. Zellars                                                       March 16, 2001
         ---------------------------------------------
         John B. Zellars, Director

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                        Page
                                                                                                                        ----

INDEPENDENT AUDITOR'S REPORT..............................................................................................1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets..........................................................................................2
     Consolidated statements of income....................................................................................3
     Consolidated statements of comprehensive income......................................................................4
     Consolidated statements of shareholders' equity......................................................................5
     Consolidated statements of cash flows..........................................................................6 and 7
     Notes to consolidated financial statements........................................................................8-31

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
First Deposit Bancshares, Inc. and Subsidiary
Douglasville, Georgia

                  We have audited the accompanying consolidated balance sheets of First Deposit Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Deposit Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
January 26, 2001

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                 Assets                                              2000                      1999
                                 ------                                  ------------------------  ------------------------
Cash and due from banks                                                  $             5,227,955   $             4,598,908
Federal funds sold                                                                             -                 1,450,000
Securities held-to-maturity (fair value $2,065,428
   and $2,275,988)                                                                     2,039,713                 2,274,839
Securities available-for-sale                                                         14,501,780                16,466,986
Loans held for sale                                                                      639,191                   538,000

Loans                                                                                113,697,409                89,332,488
Less allowance for loan losses                                                         1,082,672                 1,056,562
                                                                         ------------------------  ------------------------
   Loans, net                                                                        112,614,737                88,275,926

Premises and equipment                                                                 3,229,819                 1,880,584
Real estate held for development and sale                                              1,337,601                 1,338,135
Other assets                                                                           1,831,121                 1,086,932
                                                                         ------------------------  ------------------------

          Total assets                                                   $           141,421,917   $           117,910,310
                                                                         ========================  ========================

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Deposits
    Noninterest-bearing                                                  $             4,257,100   $             4,373,582
    Interest-bearing                                                                  89,963,842                79,468,916
                                                                         ------------------------  ------------------------
          Total deposits                                                              94,220,942                83,842,498
Federal Home Loan Bank advances                                                       21,500,000                 9,000,000
Accrued expenses and other liabilities                                                   944,137                   730,874
                                                                         ------------------------  ------------------------
          Total liabilities                                                          116,665,079                93,573,372
                                                                         ------------------------  ------------------------

Commitments and contingencies

Shareholders' equity
    Common stock, no par value, 10,000,000 shares
       authorized, 1,575,000 issued                                                   15,021,237                15,021,237
    Retained earnings                                                                 11,766,693                10,793,110
    Accumulated other comprehensive loss                                                 (45,804)                 (217,409)
    Unearned ESOP shares                                                              (1,134,000)               (1,260,000)
    Less cost of 72,450 shares of treasury stock                                        (851,288)                        -
                                                                         ------------------------  ------------------------

          Total shareholders' equity                                                  24,756,838                24,336,938
                                                                         ------------------------  ------------------------

          Total liabilities and shareholders' equity                     $           141,421,917   $           117,910,310
                                                                         ========================  ========================

See Notes to Consolidated Financial Statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                       2000                      1999
                                                                               ---------------------     ----------------------
Interest income
    Loans                                                                      $          8,605,431      $           6,883,145
    Taxable securities                                                                    1,193,002                    701,478
    Interest-bearing deposits and federal funds sold                                        131,811                    332,761
                                                                               ---------------------     ----------------------
          Total interest income                                                           9,930,244                  7,917,384
                                                                               ---------------------     ----------------------

Interest expense
    Deposits                                                                              4,419,951                  3,793,407
    Federal Home Loan Bank advances                                                       1,017,050                    323,392
                                                                               ---------------------     ----------------------
          Total interest expense                                                          5,437,001                  4,116,799
                                                                               ---------------------     ----------------------

          Net interest income                                                             4,493,243                  3,800,585
Provision for loan losses                                                                    82,500                     60,000
                                                                               ---------------------     ----------------------
          Net interest income after provision for loan losses                             4,410,743                  3,740,585
                                                                               ---------------------     ----------------------

Other income
    Service charges on deposit accounts                                                     376,743                    250,543
    Loan servicing income                                                                    33,782                     36,105
    Gain on sale of securities available-for-sale                                            28,501                          -
    Gain on sale of loans                                                                   295,523                    173,147
    Gain on sale of real estate held
       for development and sale                                                             434,382                    334,199
    Other operating income                                                                   18,345                     28,326
                                                                               ---------------------     ----------------------
          Total other income                                                              1,187,276                    822,320
                                                                               ---------------------     ----------------------

Other expenses
    Salaries and employee benefits                                                        1,530,577                  1,264,693
    Equipment expenses                                                                      263,363                    212,559
    Occupancy expenses                                                                      111,312                    107,633
    Other operating expenses                                                              1,372,583                  1,002,365
                                                                               ---------------------     ----------------------
          Total other expenses                                                            3,277,835                  2,587,250
                                                                               ---------------------     ----------------------

          Income before income taxes                                                      2,320,184                  1,975,655

Income tax expense                                                                          850,539                    706,327
                                                                               ---------------------     ----------------------

          Net income                                                           $          1,469,645      $           1,269,328
                                                                               =====================     ======================

Basic earnings per share                                                       $               1.05      $                 .88
                                                                               =====================     ======================

Diluted earnings per share                                                     $               1.04      $                 .88
                                                                               =====================     ======================

See Notes to Consolidated Financial Statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                       2000                      1999
                                                                               ----------------------    ----------------------
Net income                                                                     $           1,469,645     $           1,269,328
                                                                               ----------------------    ---------------------

Other comprehensive income (loss):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) arising during period,
            net of taxes (benefits) of $115,219 and $(151,325),
            respectively                                                                     189,287                  (247,309)

         Reclassification adjustment for gains realized
            in net income, net of taxes of $10,819 and
            $- -, respectively                                                               (17,682)                        -
                                                                               ----------------------    ---------------------

Other comprehensive income (loss)                                                            171,605                  (247,309)
                                                                               ----------------------    ---------------------

Comprehensive income                                                           $           1,641,250     $           1,022,019
                                                                               ======================    ======================

See Notes to Consolidated Financial Statements.

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                          Common Stock
                                                                ----------------------------------            Retained
                                                                   Shares          Amount Paid In             Earnings
                                                                -----------      -----------------           ----------
Balance, December 31, 1998                                                 -    $               -       $      9,632,457
    Net income                                                             -                    -              1,269,328
    Issuance of common stock                                       1,575,000           15,750,000                      -
    Stock issue costs                                                      -             (728,763)                     -
    Increase in unearned ESOP shares                                       -                    -                      -
    Dividends declared, $.075 per share                                    -                    -               (108,675)
    Other comprehensive loss                                               -                    -                      -
                                                                 -----------    -----------------       ----------------
Balance, December 31, 1999                                         1,575,000           15,021,237             10,793,110
    Net income                                                             -                    -              1,469,645
    Release of ESOP shares                                                 -                    -                 17,388
    Dividends declared, $.32 per share                                     -                    -              (513,450)
    Other comprehensive income                                             -                    -                      -
    Purchase of treasury stock                                             -                    -                      -
                                                                 -----------    -----------------       ----------------
Balance, December 31, 2000                                         1,575,000    $      15,021,237       $     11,766,693
                                                                 ===========    =================       ================

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    2000                       1999
                                                                           -----------------------    -----------------------
OPERATING ACTIVITIES
    Net income                                                             $            1,469,645     $            1,269,328
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                      216,345                    182,787
        Provision for loan losses                                                          82,500                     60,000
        ESOP compensation expense                                                          17,388                          -
        Deferred income taxes                                                                   -                    (47,518)
        Gain on sale of securities available-for-sale                                     (28,501)                         -
        Net increase in loans held for sale                                              (101,191)                  (349,650)
        Gain on sale of real estate held for development and sale                        (434,382)                  (334,199)
        Increase in accrued interest receivable                                          (303,071)                  (206,441)
        Increase in accrued interest payable                                              238,734                      7,152
        Other operating activities                                                       (343,282)                   230,528
                                                                           -----------------------    -----------------------

              Net cash provided by operating activities                                   814,185                    811,987
                                                                           -----------------------    -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (1,341,400)               (15,403,611)
    Proceeds from maturities of securities available-for-sale                             506,716                  2,263,880
    Proceeds from sale of securities available-for-sale                                 3,104,396                          -
    Purchases of securities held-to-maturity                                                    -                 (1,456,776)
    Proceeds from maturities of securities held-to-maturity                               235,126                    223,937
    Net increase in loans                                                             (24,421,311)                (5,340,553)
    Net (increase) decrease in Federal funds sold                                       1,450,000                   (735,000)
    Purchase of premises and equipment                                                 (1,565,580)                  (285,899)
    Proceeds from sale of other real estate owned                                               -                    414,732
    Investment in real estate held for development and sale                            (1,009,963)                  (661,816)
    Proceeds from sale of real estate held for
       development and sale                                                             1,217,172                  1,402,382
    Loan to ESOP                                                                                -                 (1,260,000)
    Repayments from ESOP                                                                  126,000                          -
                                                                           -----------------------    -----------------------

              Net cash used in investing activities                                   (21,698,844)               (20,838,724)
                                                                           -----------------------    -----------------------
FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                10,378,444                 (1,843,428)
    Net increase in Federal Home Loan Bank advances                                    12,500,000                  4,000,000
    Dividends paid                                                                       (513,450)                  (108,675)
    Proceeds from issuance of common stock                                                      -                 15,750,000
    Stock issue costs                                                                           -                   (728,763)
    Purchase of treasury stock                                                           (851,288)                         -
                                                                           -----------------------    -----------------------

              Net cash provided by financing activities                                21,513,706                 17,069,134
                                                                           -----------------------    -----------------------

                         FIRST DEPOSIT BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      2000                       1999
                                                                              ----------------------     ---------------------
Net increase (decrease) in cash and due from banks                            $             629,047      $         (2,957,603)

Cash and due from banks at beginning of year                                              4,598,908                 7,556,511
                                                                              ----------------------     ---------------------

Cash and due from banks at end of year                                        $           5,227,955      $          4,598,908
                                                                              ======================     =====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid for:
        Interest                                                              $           5,198,267      $          4,109,647

        Income taxes                                                          $             948,146      $            452,500

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING ACTIVITIES
    Transfer of loans to other real estate owned                              $                   -      $            193,553

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

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

          Cash, Due from Banks and Cash Flows

           For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. At December 31, 2000 and 1999, cash and due from banks included interest-bearing due from bank accounts in the amount of $4,412,614 and $3,344,303, respectively. Cash flows from loans, federal funds sold, deposits and Federal Home Loan Bank advances are reported net.

           The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities including restricted stock without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

          Loans Held for Sale

           Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company's practice is to originate these mortgage loans subject to existing purchase commitments from third party investors.

          Loans

           Loans are reported at their outstanding unpaid principal balances less deferred fees or costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid balance.

           Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loans.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loans (Continued)

           A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          Premises and Equipment

           Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

          Other Real Estate Owned

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $7,223.

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

          Transfers of Financial Assets

           Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Income Taxes

           Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

           The Company, the Bank, and Pinehurst each provide for income taxes based on its contribution to income taxes of the consolidated group. The Bank and Pinehurst file a consolidated income tax return.

          Stock Compensation Plan

           SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

          Earnings Per Share

           Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

           Allocated shares of the Company's Employee Stock Ownership Plan ("ESOP") are included in the weighted-average number of shares outstanding. Unearned ESOP shares are not considered outstanding for purposes of calculating earnings per common share.

          Comprehensive Income

           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Recent Developments

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                                    Gross           Gross
                                                               Amortized          Unrealized      Unrealized         Fair
                                                                  Cost              Gains           Losses           Value
                                                          ---------------------  -------------  ---------------  --------------
                    Securities Available-for-Sale
                       December 31, 2000:
                          U. S. Government and
                            agency securities             $         13,501,184   $     29,670   $    (104,074)   $  13,426,780
                          Federal Home Loan Bank                     1,075,000              -               -        1,075,000
                                                          ---------------------  -------------  ---------------  --------------
                                                          $         14,576,184   $     29,670   $    (104,074)   $  14,501,780
                                                          =====================  =============  ===============  ==============
                       December 31, 1999:
                          U. S. Government and
                            agency securities             $         15,496,596   $      2,100   $    (273,359)   $  15,225,337
                          Freddie Mac stock                            236,444              -         (47,111)         189,333
                          FNMA stock                                   350,755              -         (32,039)         318,716
                          Federal Home Loan Bank stock                 733,600              -               -          733,600
                                                          ---------------------  -------------  ---------------  --------------
                                                          $         16,817,395   $      2,100   $    (352,509)   $  16,466,986
                                                          =====================  =============  ===============  ==============
                    Securities Held-to-Maturity
                       December 31, 2000:
                          FHLMC Mortgage-backed
                            securities                    $          2,039,713   $     25,715   $           -    $   2,065,428
                                                          =====================  =============  ===============  ==============

                       December 31, 1999:
                          FHLMC Mortgage-backed
                            securities                    $          2,274,839   $     12,366   $     (11,217)   $   2,275,988
                                                          =====================  =============  ===============  ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities with a carrying value of $537,774 and $607,480 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

          For the year ended December 31, 2000, gross realized gains amounted to $41,832 and gross realized losses amounted to $13,331 on sales of securities available-for-sale. There were no sales of securities for the year ended December 31, 1999.

          The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                Securities Available-for-Sale       Securities Held-to-Maturity
                                              ----------------------------------  --------------------------------
                                                 Amortized           Fair           Amortized           Fair
                                                   Cost              Value             Cost            Value
                                              ----------------  ----------------  ---------------  ---------------
          Due in less than one year           $     3,248,482   $     3,251,995   $            -   $            -
          Due from one to five years                7,252,702         7,176,628                -                -
          Due from five to ten years                2,250,000         2,249,327                -                -
          Due after ten years                         750,000           748,830                -                -
          Mortgage-backed securities                        -                 -        2,039,713        2,065,428
                                              ---------------   ---------------   --------------   --------------
                                              $    13,501,184   $    13,426,780   $    2,039,713   $    2,065,428
                                              ===============   ===============   ==============   ==============

NOTE 3.   LOANS

          The composition of loans is summarized as follows:

                                                                            December 31,
                                                             -----------------------------------------
                                                                     2000                  1999
                                                             ------------------    -------------------
          Commercial                                         $      1,675,000      $       1,326,000
          Real estate - construction                               12,960,000              8,316,000
          Real estate - one-to-four family                         70,926,331             71,455,884
          Real estate - home equity                                 4,131,000              3,891,000
          Real estate - commercial                                 22,348,000              3,351,000
          Consumer and other loans                                  1,855,000              1,195,000
                                                             ----------------      -----------------
                                                                  113,895,331             89,534,884
          Deferred fees and costs                                    (197,922)              (202,396)
          Allowance for loan losses                                (1,082,672)            (1,056,562)
                                                             ----------------      -----------------
          Loans, net                                         $    112,614,737      $      88,275,926
                                                             ================      =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Changes in the allowance for loan losses are as follows:

                                                                             Years Ended December 31,
                                                                      ----------------------------------------
                                                                              2000                 1999
                                                                      ------------------   -------------------
          Balance, beginning of year                                  $      1,056,562     $       1,000,000
             Provision for loan losses                                          82,500                60,000
             Loans charged off                                                 (56,390)               (5,083)
             Recoveries of loans previously charged off                              -                 1,645
                                                                      ------------------   -------------------
          Balance, end of year                                        $      1,082,672     $       1,056,562
                                                                      ==================   ===================

          The following is a summary of information pertaining to impaired loans:

                                                                                   December 31,
                                                                      ---------------------------------------
                                                                              2000                 1999
                                                                      ------------------   ------------------
          Impaired loans without a valuation allowance                $           5,000    $         169,007
          Impaired loans with a valuation allowance                             266,064                    -
                                                                      -----------------    -----------------
          Total impaired loans                                        $         271,064    $         169,007
                                                                      =================    =================
          Valuation allowance related to impaired loans               $          26,606    $               -
                                                                      =================    =================
          Average investment in impaired loans                        $         365,626    $         602,417
                                                                      =================    =================
          Interest income recognized on a cash basis
             on impaired loans                                        $          15,958    $          30,629
                                                                      =================    =================

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

          Balance, beginning of year                                                             $   244,811
            Advances                                                                                 539,603
            Repayments                                                                              (614,620)
                                                                                                 -----------
          Balance, end of year                                                                   $   164,794
                                                                                                 ===========

          As of December 31, 2000 and 1999, the Company was servicing loans for others with balances of $11,711,692 and $12,898,040, respectively. The Company originates mortgage loans which it sells to third party investors. The majority of the loans originated for the years ended December 31, 2000 and 1999 were sold servicing released. In the event the Company retains the servicing rights, the servicing fee earned approximates adequate compensation for the services provided.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                               December 31,
                                                                   ------------------------------------
                                                                        2000                  1999
                                                                   -------------         --------------
               Land                                               $  2,399,858           $    995,194
               Buildings                                               872,571                842,390
               Equipment                                             1,097,882                966,459
                                                                 -------------           ------------
                                                                     4,370,311              2,804,043
               Accumulated depreciation                             (1,140,492)              (923,459)
                                                                 -------------           ------------
                                                                 $   3,229,819           $  1,880,584
                                                                 =============           ============

NOTE 5.   DEPOSITS

          The aggregate of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $15,791,623 and $11,807,646,
          respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

               2001                                                                      $ 56,115,227
               2002                                                                         4,676,692
               2003                                                                         1,597,428
               2004                                                                           983,562
               2005                                                                           522,310
               Thereafter                                                                      32,393
                                                                                         ------------
                                                                                         $ 63,927,612
                                                                                         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.        FEDERAL HOME LOAN BANK ADVANCES

               Federal Home Loan Bank advances consist of the following:

                                                                                                December 31,
                                                                                       --------------------------------
                                                                                             2000             1999
                                                                                       --------------- ----------------
               Advance from the Federal Home Loan Bank with interest at 5.90%,
                  due on July 3, 2000.                                                   $        -     $    1,000,000
               Advance from the Federal Home Loan Bank with interest at 5.29%,
                  due on September 18, 2000.                                                      -          1,000,000
               Advance from the Federal Home Loan Bank with interest at 5.96%,
                  due on July 2, 2001.                                                      1,000,000        1,000,000
               Advance from the Federal Home Loan Bank with interest at 5.63%,
                  due on August 28, 2001.                                                   1,000,000        1,000,000
               Advance from the Federal Home Loan Bank with interest at 5.21%,
                  due on October 1, 2001.                                                   1,000,000        1,000,000
               Variable rate advance from the Federal Home Loan Bank
                  at .30% plus the overnight investment rate, 6.35% at
                  December 31, 2000, due on September 21, 2001.                            13,500,000        4,000,000
               Five-year convertible advance from the Federal Home Loan
                  Bank with interest at 6.46%, due on June 8, 2005, subject
                  to early termination option.                                              5,000,000                -
                                                                                         ------------   --------------
                                                                                         $ 21,500,000   $    9,000,000
                                                                                         ============   ==============

               The Federal Home Loan Bank advances are collateralized by a blanket floating lien on qualifying first mortgages and the Company's Federal Home Loan Bank stock.

               Aggregate maturities of Federal Home Loan Bank advances at December 31, 2000 are as follows:

                         2001                                                                           $   16,500,000
                         2005                                                                                5,000,000
                                                                                                        --------------
                                                                                                        $   21,500,000
                                                                                                        ==============

Note 7.        EMPLOYEE STOCK OWNERSHIP PLAN

               In connection with the conversion, the Company sponsored a leveraged employee stock ownership plan ("ESOP") with an employer loan. The purpose of the plan is to enable participating employees of the Company to acquire stock ownership in the Company, thereby permitting such employees to share in the growth and prosperity of the Company and to accumulate capital for their future economic security. Contributions to the plan for each plan year are at the discretion of the Board of Directors and in no event shall the total contribution for any plan year exceed the maximum amount deductible by the Company for such year for federal income tax purposes. For the year ended December 31, 2000 the Company contributed $126,000 to the plan. There were no contributions for the year ended December 31, 1999.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.        EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

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

               The note payable referred to in the preceding paragraph requires ten annual principal payments plus interest at Prime. Future principal payments are due as follows:

                 During the year ending December 31,
                 ----------------------------------
                         2001                                                $   126,000
                         2002                                                    126,000
                         2003                                                    126,000
                         2004                                                    126,000
                         2005                                                    126,000
                         Due thereafter                                          504,000
                                                                             -----------
                                                                             $ 1,134,000
                                                                             ===========


               As shares are released from collateral, the Company reports compensation expense equal to the amount which represents the difference in the current market price of the shares released and the actual cost of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense was $17,388 for the year ended December 31, 2000. There was no ESOP compensation expense for the year ended December 31, 1999.

               Shares of the Company held by the ESOP at December 31, 2000 are as follows:

                                                                                 2000
                                                                             -----------
                  Allocated shares                                                12,600
                  Unearned shares                                                113,400
                                                                             -----------
                  Total ESOP shares                                              126,000
                                                                             ===========

                  Fair value of unearned shares                              $ 1,814,400
                                                                             ===========

NOTE 8.        STOCK OPTIONS

               The Company has granted 74,500 shares of common stock to key employees and directors under an incentive stock option plan. These options granted in 2000 are exercisable at a price of $10 and expire ten years from the grant date. There were no options granted prior to the year ended December 31, 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Other pertinent information related to the options is as follows:

                                                                                           Year Ended December 31
                                                                                      ---------------------------------
                                                                                                    2000
                                                                                      ---------------------------------
                                                                                                           Weighted-Average
                                                                                                              Exercise
                                                                                         Number                Price
                                                                                      --------------        ------------
                 Outstanding at beginning of year                                              -               $     -
                    Granted                                                               74,500                 11.87
                    Exercised                                                                  -                     -
                    Terminated                                                                 -                     -
                                                                                       ---------
                 Outstanding at end of year                                               74,500               $ 11.87
                                                                                       =========

                 Options exercisable at end of year                                       74,500               $ 11.87

                 Weighted-average fair value of
                    options granted during the year                                     $    .95

                 Weighted-average life of options outstanding                          9.5 years


               As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Opinion No. 25, Accounting for Stock Issued to Employees. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and income per share would have been reduced as follows:

                                                                                              Year Ended
                                                                                              December 31,
                                                                                                 2000
                                                                                             -------------
                 Net income              As reported                                          $ 1,469,645
                                         Pro forma                                            $ 1,275,483

                 Earnings per share      As reported                                          $      1.05
                                         Pro forma                                            $       .91

                 Earnings per share -    As reported                                          $      1.04
                   assuming dilution     Pro forma                                            $       .91

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.           STOCK OPTIONS (Continued)

                  The fair value of the options granted during the year was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                                         2000
                                                                                                   ------------------
                    Risk-free interest rate                                                              5.85%
                    Expected life of the options                                                      10 Years
                    Expected dividends (as a percent of the fair value of the stock)                     1.28%
                    Volatility                                                                          11.76%


NOTE 9.           INCOME TAXES

                  Income tax expense consists of the following:

                                                                                            Years Ended December 31,
                                                                                        ------------------------------
                                                                                            2000              1999
                                                                                        -------------     ------------
                    Current                                                              $  929,775        $ 753,845
                    Deferred                                                                (79,236)         (47,518)
                                                                                         ----------        ---------
                            Income tax expense                                           $  850,539        $ 706,327
                                                                                         ==========        =========

                  The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                Years Ended December 31,
                                                               -----------------------------------------------------------
                                                                          2000                           1999
                                                               ---------------------------    ----------------------------
                                                                 Amount         Percent          Amount         Percent
                                                               ------------    -----------    --------------   -----------
                  Tax provision at statutory rate              $   788,863          34 %      $     671,723         34 %
                     State income tax                               56,119           3               34,394          2
                     Other                                           5,557           -                  210          -
                                                               ------------    -----------    --------------   -----------
                  Income tax expense                           $   850,539          37 %      $     706,327         36 %
                                                               ============    ===========    ==============   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.           INCOME TAXES (Continued)

                  The components of deferred income taxes are as follows:


                                                                                          December 31,
                                                                                 -------------------------------
                                                                                     2000              1999
                                                                                 -------------     -------------
                     Deferred tax assets:
                        Loan loss reserves                                       $    261,100      $    213,216
                        Net operating loss                                             34,683                 -
                        Amortization of startup costs                                   4,965             6,381
                        Securities available-for-sale                                  28,600           133,000
                                                                                 ------------      ------------
                                                                                      329,348           352,597
                                                                                 ------------      ------------
                     Deferred tax liabilities:
                        Depreciation                                                   44,169            42,790
                        FHLB stock                                                     42,401            42,401
                        Other                                                             536                 -
                                                                                 ------------      ------------
                                                                                       87,106            85,191
                                                                                 ------------      ------------

                     Net deferred tax assets                                     $    242,242      $    267,406
                                                                                 ============      ============

NOTE 10.          EARNINGS PER SHARE

                  Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 8. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Presented below is a summary of the components used to calculate basic and diluted earnings per share:

                                                        Years Ended December 31,
                                                       -------------------------
                                                          2000           1999
                                                       -----------   -----------

         Net income                                    $ 1,469,654   $ 1,269,328
                                                       ===========   ===========

         Weighted average common shares outstanding 1,405,020 1,449,000 Net effect of the assumed exercise of stock options based on the treasury stock method
           using average market price for the year           1,709             -
                                                       -----------   -----------
         Total weighted average common shares and
           common stock equivalents outstanding          1,406,729     1,449,000
                                                       ===========   ===========

         Diluted earnings per share                    $      1.04   $       .88
                                                       ===========   ===========

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

         As of December 31, 2000 and 1999, the Company had commitments to sell loans of $639,191 and $538,000, respectively.

         The Company enters into residential construction and commercial loan commitments to fund loans to its customers at prime based interest rates in the normal course of business. These instruments involve credit risk in excess of the amount recognized in the financial statements.

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                              December 31,
                                                       -------------------------
                                                           2000         1999
                                                       ------------ ------------

         Standby letters of credit                     $    472,535 $    252,750
         Unfunded mortgage loan commitments                  29,000    1,388,046
         Construction and development loan commitments   13,196,868    7,252,827
         Other commitments to extend credit               2,035,000    1,982,000
                                                       ------------ ------------
                                                       $ 15,733,403 $ 10,875,623
                                                       ============ ============

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Douglas County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in its primary market area.

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

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of $2,422,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, Tier 1 capital to total adjusted assets, core capital to total adjusted assets, and tangible capital to total adjusted assets. Management believes, as of December 31, 2000, the Company and Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company and Bank's actual capital amounts and ratios are presented in the following tables.

                                                                                                           To Be Well
                                                                                 For Capital            Capitalized Under
                                                                                  Adequacy              Prompt Corrective
                                                       Actual                     Purposes              Action Provisions
                                              --------------------------  ------------------------  --------------------------
                                                  Amount        Ratio         Amount        Ratio       Amount        Ratio
                                              -------------  -----------  --------------  --------  ------------- ------------
                                                                          (Dollars in Thousands)
                                              --------------------------------------------------------------------------------
     As of December 31, 2000:
     Total Capital to Risk Weighted Assets:
           Consolidated                       $     25,885       27.93%   $       7,414     8.00%   $        N/A          N/A
           Bank                               $     18,692       20.21%   $       7,400     8.00%   $      9,251       10.00%
     Tier I Capital to Risk Weighted Assets:
           Consolidated                       $     24,803       26.76%   $       3,707     4.00%   $        N/A          N/A
           Bank                               $     17,609       19.04%   $       3,700     4.00%   $      5,550        6.00%
     Tier I Capital to Average Assets:
           Consolidated                       $     24,803       17.53%   $       5,659     4.00%   $        N/A          N/A
           Bank                               $     17,609       12.62%   $       5,582     4.00%   $      6,977        5.00%
     Core Capital
           Bank                               $     17,609       12.62%   $       4,186     4.00%   $        N/A          N/A
     Tangible Capital
           Bank                               $     17,609       12.62%   $       2,093     1.50%   $        N/A          N/A

     As of December 31, 1999:
     Total Capital to Risk Weighted Assets:
           Consolidated                       $     25,361       39.46%   $       5,141     8.00%   $        N/A       N/A
           Bank                               $     17,079       26.60%   $       5,136     8.00%   $      6,421       10.00%
     Tier I Capital to Risk Weighted Assets:
           Consolidated                       $     24,554       38.21%   $       2,571     4.00%   $        N/A       N/A
           Bank                               $     16,273       25.35%   $       2,568     4.00%   $      3,852       6.00%
     Tier I Capital to Average Assets:
           Consolidated                       $     24,554       20.69%   $       4,747     4.00%   $        N/A       N/A
           Bank                               $     16,273       13.96%   $       4,664     4.00%   $      5,831       5.00%
     Core Capital
           Bank                               $     16,273       13.96%   $       3,498     4.00%   $        N/A       N/A
     Tangible Capital
           Bank                               $     16,273       13.96%   $       1,749     1.50%   $        N/A       N/A

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          A reconciliation of consolidated shareholders' equity at December 31, 2000 is as follows:

                                                                                                 Total          Tier I
                                                                                              -------------  -------------
                                                                                                (Dollars in Thousands)
                                                                                              ----------------------------
                             Total shareholders' equity                                       $     24,757   $     24,757
                             Accumulated other comprehensive loss                                       46             46
                             Allowable allowance for loan losses                                     1,082            -
                                                                                              -------------  -------------
                                                                                              $     25,885   $     24,803
                                                                                              =============  =============

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

          Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair value.

          Securities:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

          Loans Held for Sale:

            The carrying amounts of loans held for sale approximate fair values.

          Loans:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Federal Home Loan Bank Advances:

            The fair value of Federal Home Loan Bank advances are estimated using discounted cash flow analyses, using interest rates currently offered on similar borrowings.

          Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

            Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

            The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:

                                                             December 31, 2000                       December 31, 1999
                                                    ------------------------------------   --------------------------------------
                                                        Carrying             Fair              Carrying               Fair
                                                         Amount              Value              Amount               Value
                                                    -----------------   ----------------   ------------------   -----------------
                  Financial assets:
                     Cash, due from
                        banks, and
                        Federal funds sold          $      5,227,955    $     5,227,955    $       6,048,908    $      6,048,908
                     Securities available-for-sale        14,501,780         14,501,780           16,466,986          16,466,986
                     Securities held-to-maturity           2,039,713          2,065,428            2,274,839           2,275,988
                     Loans held for sale                     639,191            639,191              538,000             538,000
                     Loans                               112,614,737        114,738,481           88,275,926          86,990,264
                     Accrued interest receivable             984,827            984,827              681,756             681,756

                  Financial liabilities:
                     Deposits                       $     94,220,942    $    94,526,659    $      83,842,498    $     83,787,086
                     Federal Home Loan
                        Bank advances                     21,500,000         21,700,000            9,000,000           8,900,000
                     Accrued interest payable                380,042            380,042              141,308             141,308

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                 Years Ended December 31,
                                               ----------------------------
                                                    2000           1999
                                               --------------   -----------

                 Computer service                $ 137,645       $ 148,956
                 NOW account expenses              170,501         157,750


NOTE 16.  SEGMENT INFORMATION

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

          Selected segment information by industry segment is as follows:

                                                                           Reportable Segments
                                                 --------------------------------------------------------------------
                                                                     Real Estate
       For the Year Ended December 31, 2000          Banking         Development         Other            Total
       ------------------------------------      -----------------  --------------   --------------  ----------------

       Interest income                           $      9,930,244   $         -      $    109,738    $   10,039,982
       Interest expense                                 5,437,001             -                -          5,437,001
       Intersegment net interest (expense)                    -               -          (109,738)         (109,738)
       Net interest income                              4,493,243             -                -          4,493,243
       Other revenue from external customers              752,894         434,382              -          1,187,276
       Intersegment other revenues                            -               -                -                -
       Depreciation                                       216,345             -                -            216,345
       Provision for loan losses                           82,500             -                -             82,500
       Segment profit (loss)                            1,336,142         235,972        (102,469)        1,469,645
       Segment assets                                 141,742,874       2,383,221       4,992,556       149,118,651
       Expenditures for premises and equipment          1,565,580             -                -          1,565,580

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Reportable Segments
                                              ----------------------------------------------------------------------
                                                                   Real Estate
       For the Year Ended December 31, 1999        Banking         Development         Other             Total
       ------------------------------------   -----------------  --------------   ---------------  -----------------
       Interest income                         $      7,917,384   $          -     $      50,382    $     7,967,766
       Interest expense                               4,116,799              -               -            4,116,799
       Intersegment net interest (expense)                   -               -           (50,382)           (50,382)
       Net interest income                            3,800,585              -               -            3,800,585
       Other revenue from external customers            488,121         334,199              -              822,320
       Intersegment other revenues                       26,800              -               -               26,800
       Depreciation                                     182,787              -               -              182,787
       Provision for loan losses                         60,000              -               -               60,000
       Segment profit                                 1,077,273         172,389            19,666         1,269,328
       Segment assets                               116,251,296       2,144,169         6,291,658       124,687,123
       Expenditures for premises and
       equipment                                        285,899              -               -              285,899

                                                                                   2000               1999
                                                                             ----------------    ----------------
          Net Interest Income
          -------------------

          Total net interest income for reportable segments                  $    9,930,244      $    3,800,585
          Non-reportable segment net interest income                                109,738              50,382
          Elimination of intersegment net interest income                          (109,738)            (50,382)
                                                                             --------------      --------------

               Total consolidated net interest income                        $    9,930,244      $    3,800,585
                                                                             ==============      ==============

          Other Income
          ------------

          Total other income for reportable segments                         $    1,187,276      $      849,120
          Elimination of intersegment other income                                      -               (26,800)
                                                                             --------------      --------------
               Total consolidated other income                               $    1,187,276      $      822,320
                                                                             ==============      ==============

          Total Assets
          ------------

          Total assets for reportable segments                               $  144,126,095      $  118,395,465
          Non-reportable segment assets                                           4,992,556           6,291,658
          Elimination of intersegment assets                                     (7,696,734)         (6,776,813)
                                                                             --------------      --------------
               Total consolidated assets                                     $  141,421,917      $  117,910,310
                                                                             ==============      ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of First Deposit Bancshares, Inc. as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and the period from July 1, 1999 through December 31, 1999. The net income of the Bank for the period from January 1, 1999 to June 30, 1999 was $416,268.

                                                      CONDENSED BALANCE SHEETS

                                                                                        December 31,
                                                                           ----------------------------------------
                                                                                 2000                  1999
                                                                           ------------------    ------------------
                 Assets
                   Cash                                                    $       4,824,777     $       6,113,701
                   Due from subsidiary                                                   -                 118,125
                   Investment in subsidiary                                       19,800,922            18,057,202
                   Other assets                                                      167,779                59,832
                                                                           -----------------     -----------------
                       Total assets                                        $      24,793,478     $      24,348,860
                                                                           =================     =================
                   Other liabilities                                       $          36,640     $          11,922
                 Shareholders' equity                                             24,756,838            24,336,938
                                                                           -----------------     -----------------
                 Total liabilities and shareholders' equity                $      24,793,478     $      24,348,860
                                                                           =================     =================

                                                   CONDENSED STATEMENTS OF INCOME

                                                                                         December 31,
                                                                           ----------------------------------------
                                                                                   2000                 1999
                                                                           ------------------    ------------------
          Income
             Interest income                                               $         109,221     $          50,382
             Dividends from subsidiary                                                     -               118,125
                                                                           -----------------     -----------------
                                                                                     109,221               168,507
                                                                           -----------------     -----------------
          Expenses, other                                                            263,255                18,793
                                                                           -----------------     -----------------
                 Income (loss) before income taxes and equity
                    in undistributed income of subsidiary                           (154,034)              149,714

          Income taxes (benefit)                                                     (51,565)               11,923
                                                                           -----------------     -----------------
                 Income (loss) before equity in undistributed income
                    of subsidiary                                                   (102,469)              137,791

          Equity in undistributed income of subsidiary                             1,572,114               715,269
                                                                           -----------------     -----------------
                  Net income                                               $       1,469,645     $         853,060
                                                                           =================     =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       December 31,
                                                                        ----------------------------------------
                                                                                2000                 1999
                                                                        -------------------  -------------------
           OPERATING ACTIVITIES
              Net income                                                $       1,469,645    $         853,060
              Adjustments to reconcile net income to net
                 cash used in operating activities:
                 Undistributed income of subsidiary                            (1,572,114)            (715,269)
                 ESOP compensation expense                                         17,388                    -
                 Other operating activities                                        34,895             (166,034)
                                                                        -----------------    -----------------
                     Net cash used in operating activities                        (50,186)             (28,243)
                                                                        -----------------    -----------------

           INVESTING ACTIVITIES
              Investment in subsidiary                                                  -           (7,510,618)
              Loan to ESOP                                                              -           (1,260,000)
              Repayments from ESOP                                                126,000                    -
                                                                        -----------------    -----------------
                   Net cash provided by (used in) investing activities            126,000           (8,770,618)
                                                                        -----------------    -----------------

           FINANCING ACTIVITIES
              Dividends paid                                                     (513,450)            (108,675)
              Proceeds from issuance of common stock                                    -           15,750,000
              Stock issue costs                                                         -             (728,763)
              Purchase of treasury stock                                         (851,288)                   -
                                                                        -----------------    -----------------
                   Net cash provided by (used in) financing activities         (1,364,738)          14,912,562
                                                                        -----------------    -----------------

           Net increase (decrease) in cash                                     (1,288,924)           6,113,701

           Cash at beginning of period                                          6,113,701                    -
                                                                        -----------------    -----------------
           Cash at end of year                                          $       4,824,777    $       6,113,701
                                                                        =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. BUSINESS COMBINATION

         On January 18, 2001, the Company entered into an Agreement and Plan of Merger with Community First Banking Company ("Community First") of Carrollton, Georgia. Under this agreement, the Company will merge with and into Community First. The terms of the agreement call for shareholders of the Company to have the option to receive either $19.375 in cash or a fixed exchange ratio of .94512 shares of Community First common stock for each share of the Company's common stock that they own. This election is subject to a maximum of 723,675 shares of Community First stock being issued in connection with the merger. To the extent that the Company's shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. Consummation is subject to certain conditions, including regulatory and stockholder approval and will be accounted for as a pooling of interests.


NOTE 19. QUARTERLY DATA (Unaudited)

                                                               Years Ended December 31,
                          ---------------------------------------------------------------------------------------------------
                                               2000                                               1999
                          ------------------------------------------------   ------------------------------------------------
                            Fourth       Third      Second        First       Fourth       Third       Second       First
                           Quarter      Quarter     Quarter      Quarter      Quarter     Quarter      Quarter     Quarter
                          -----------  ----------- ----------   ----------   ----------  -----------  ----------  -----------
                                                        (In thousands, except per share data)
 Interest income          $    2,719   $    2,615  $   2,416    $   2,180    $   2,160   $    2,086   $   1,857   $    1,814
 Interest expense              1,581        1,483      1,291        1,082        1,029        1,021       1,013        1,054
                          -----------  ----------- ----------   ----------   ----------  -----------  ----------  -----------

 Net interest income           1,138        1,132      1,125        1,098        1,131        1,065         844          760
 Provision for loan
 losses                           22           23         22           15           15           15          15           15
                          -----------  ----------- ----------   ----------   ----------  -----------  ----------  -----------

 Net interest income
  after provision for
  loan losses                  1,116        1,109      1,103        1,083        1,116        1,050         829          745
 Noninterest income              382          247        262          296          265          195         260          102
 Noninterest expenses            847          836        842          753          699          646         651          591
                          -----------  ----------- ----------   ----------   ----------  -----------  ----------  -----------


 Income before income
 taxes                           651          520        523          626          682          599         438          256
 Provision for income
 taxes                           202          198        207          243          216          212         197           81
                          -----------  ----------- ----------   ----------   ----------  -----------  ----------  -----------

 Net income               $      449   $      322  $     316    $     383    $     466   $      387   $     241   $      175
                          ===========  =========== ==========   ==========   ==========  ===========  ==========  ===========

 Earnings per share:
   Basic                  $     0.33   $     0.23  $    0.23    $    0.26    $    0.32   $     0.26   $     N/A   $      N/A
                          ===========  =========== ==========   ==========   ==========  ===========  ==========  ===========
   Diluted                $     0.32   $     0.23  $    0.23    $    0.26    $    0.32   $     0.26   $     N/A   $      N/A
                          ===========  =========== ==========   ==========   ==========  ===========  ==========  ===========