Form 10QSB
period 2001-03-31
FIRST DEPOSIT BANCSHARES INC
filed 2001-05-14
CIK 1082063

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      March 31, 2001
                                       -----------------------

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the transition period from __________ to __________

                       Commission File Number:  000-26033

                        First Deposit Bancshares, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2443683
-------------------------------                            ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001; 1,389,150; no par value.

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ----     ----

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY


                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Condensed Consolidated Balance Sheet - March 31, 2001..........        3

            Condensed Consolidated Statements of Income and Comprehensive
             Income - Three Months Ended March 31, 2001 and 2000...........        4

            Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 2001 and 2000..........................        5

            Notes to Condensed Consolidated Financial Statements...........        6

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................        8

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K........................       13

          Signatures.......................................................       14

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (Unaudited)
                            (Dollars in Thousands)

                              Assets
                              ------

Cash and due from banks                                               $    824
Interest bearing deposits in banks                                       4,545
Securities available-for-sale, at fair value                            10,201
Securities held-to-maturity (fair value $1,981)                          1,930
Loans held for sale                                                      3,559

Loans                                                                  122,226
Less allowance for loan losses                                           1,160
                                                                      --------
          Loans, net                                                   121,066
                                                                      --------


Premises and equipment                                                   3,177
Real estate held for development and sale                                1,896
Other assets                                                             1,247
                                                                      --------


          Total assets                                                $148,445
                                                                      ========


             Liabilities and Shareholders' Equity
             ------------------------------------

Deposits
    Noninterest-bearing                                               $  5,463
    Interest-bearing                                                    95,742
                                                                      --------

          Total deposits                                               101,205
Federal Home Loan Bank advances                                         21,000
Other liabilities                                                        1,155
                                                                      --------
          Total liabilities                                            123,360
                                                                      --------

Common stock, no par, 10,000,000 authorized,
     1,575,000 issued                                                   15,021
Retained earnings                                                       12,017
Accumulated other comprehensive income                                      32
Unearned ESOP shares                                                    (1,134)
                                                                      --------
                                                                        25,936
Less cost of treasury stock                                               (851)
                                                                      --------
          Total shareholders' equity                                    25,085
                                                                      --------

          Total liabilities and shareholders' equit                   $148,445
                                                                      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                            CONDENSED CONSOLIDATED
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS  ENDED MARCH 31, 2001 and 2000
                                  (Unaudited)
               (Dollars in Thousands, Except Per Share Amounts)


                                                              2001                     2000
                                                           ----------               ----------
Interest income
    Loans                                                  $    2,486               $    1,839
    Taxable securities                                            219                      310
    Interest-bearing deposits and Federal funds sold               42                       31
                                                           ----------               ----------
          Total interest income                                 2,747                    2,180
                                                           ----------               ----------


Interest expense
    Deposits                                                    1,260                      938
    Other borrowings                                              281                      144
                                                           ----------               ----------
          Total interest expense                                1,541                    1,082
                                                           ----------               ----------


          Net interest income                                   1,206                    1,098
Provision for loan losses                                          38                       15
                                                            ----------               ----------
          Net interest income after
              provision for loan losses                         1,168                    1,083
                                                            ----------               ----------


Other income                                                      245                      296
                                                           ----------               ----------

Other expenses
    Salaries and employee benefits                                327                      370
    Occupancy and equipment expenses                               94                       86
    Other operating expenses                                      406                      297
                                                           ----------               ----------
          Total other expenses                                    827                      753
                                                           ----------               ----------

          Income before income taxes                              586                      626

Income tax expense                                                210                      243
                                                           ----------               ----------

          Net income                                              376                      383

Other comprehensive income (loss)
    Unrealized gains (losses) on securities
       available-for-sale arising during
       period, net of tax                                          78                      (42)
                                                           ----------               ----------

          Comprehensive income                             $      454               $      341
                                                           ==========               ==========

    Earnings per share
       Basic                                               $     0.27               $     0.26
                                                           ==========               ==========
       Diluted                                             $     0.26               $     0.26
                                                           ==========               ==========

    Weighted average shares outstanding
       Basic                                                1,389,150                1,452,979
                                                           ==========               ==========
       Diluted                                              1,436,439                1,452,979
                                                           ==========               ==========

    Dividends declared per common share                    $     0.16               $     0.08
                                                           ==========               ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FIRST DEPOSIT BANCSHARES, INC.
                                AND SUBSIDIARY

                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                      2001                   2000
                                                                    --------               --------
OPERATING ACTIVITIES
    Net income                                                      $    376               $   383
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation                                                      57                    51
        ESOP compensation expense                                          -                    17
        Provision for loan losses                                         38                    15
        Other operating activities                                       250                   140
                                                                    --------              --------

                  Net cash provided by operating activities              721                   606
                                                                    --------              --------


INVESTING ACTIVITIES
    Purchases of securities available-for-sale                             -                (1,025)
    Proceeds from maturities of securities available-for-sale          4,426                     -
    Proceeds from maturities of securities held-to-maturity              110                    44
    Net decrease in Federal funds sold                                     -                 1,260
    Net (increase) decrease in interest-bearing deposits in banks       (132)                  455
    Net increase in loans                                            (11,470)               (5,519)
    Decrease in ESOP loan                                                  -                   126
    Purchase of premises and equipment                                    (4)                 (118)
                                                                    --------              --------

                  Net cash used in investing activities               (7,070)               (4,777)
                                                                    --------              --------


FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                6,984                  (378)
    Net increase (decrease) in other borrowings                         (500)                5,000
    Purchase of treasury stock                                             -                  (851)
    Dividends paid                                                      (126)                 (116)
                                                                    --------              --------

                  Net cash provided by financing activities            6,358                 3,655
                                                                    --------              --------

Net increase (decrease) in cash and due from banks                         9                  (516)

Cash and due from banks, beginning of period                             815                 1,255
                                                                    --------              --------

Cash and due from banks, end of period                              $    824              $    739
                                                                    ========              ========

NONCASH TRANSACTIONS
        Principal balances of loans transferred to other
           real estate owned                                        $     61              $      -
                                                                    ========              ========

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

         The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three months ended March 31, 2001 and 2000.

                                                  Quarters ended March 31,
                                                   2001            2000
                                               -----------     -----------
Basic Earnings Per Share:
  Weighted average common shares outstanding     1,389,150     1,452,979
                                               ===========     ==========

  Net income                                   $   376,000     $  383,000
                                               ===========     ==========

  Basic earnings per share                     $       .27     $      .26
                                               ===========     ==========


Diluted Earnings Per Share:
  Weighted average common shares outstanding     1,389,150      1,452,979
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year        47,289              -
                                               -----------     ----------

  Total weighted average common shares and               -              -
    common stock equivalents outstanding         1,436,439      1,452,979
                                               ===========     ==========

  Net income                                   $   376,000     $  383,000
                                               ===========     ==========

  Diluted earnings per share                           .26            .26
                                               ===========     ==========

NOTE 3.   BUSINESS COMBINATION

          On January 18, 2001, the Company entered into an Agreement and Plan of Merger with Community First Banking Company ("Community First") of Carrollton, Georgia. Under this agreement, the Company will merge with and into Community First. The terms of the agreement call for shareholders of the Company to have the option to receive either $19.375 in cash or a fixed exchange ratio of .94512 shares of Community First common stock for each share of the Company's common stock that they own. This election is subject to a maximum of 723,675 shares of Community First stock being issued in connection with the merger. To the extent that the Company's shareholders elect to receive more aggregate stock or cash consideration than permitted by the agreement, pro rata allocations will be made. Consummation is subject to certain conditions, including regulatory and stockholder approval and will be accounted for as a pooling of interests. Consummation is expected to take place during the second quarter.


NOTE 4.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
          (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted this statement on January 1, 2001. There has been no effect on the financial statements through March 31, 2001.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                 FIRST DEPOSIT BANCSHARES, INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Douglas Federal Bank, during the periods included in the accompanying consolidated financial statements.

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

As of March 31, 2001, the liquidity ratio of the Bank was 13.17% and, as determined under guidelines established by regulatory authorities, was considered satisfactory and within management's target ratio.

At March 31, 2001, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank are as follows:


                                           Actual
                               First Deposit        Douglas           Regulatory
                              Bancshares, Inc.    Federal Bank        Requirement
                             ----------------     ------------        -----------
Leverage capital ratios            17.76%              12.68 %           4.00 %
Risk-based capital ratios:
  Core capital                     24.49               17.48             4.00
  Total capital                    25.62               18.62             8.00

Financial Condition

The Company's total assets increased by $7,023,000, or 4.97% for the three months ended March 31, 2001. Total loans increased $11,449,000, or 10.01% for the same period. The loan to deposit ratio as of March 31, 2001 was 124% as compared to 121% at December 31, 2000, reflecting continued strong loan demand. The increase in loans has been funded with increases in deposits and a decrease in securities available-for-sale. At March 31, 2001, deposits were $101,205,000, up $6,984,000 from $94,221,000 at December 31, 2000. The decrease in securities is due to maturities and calls within the first quarter. Total shareholders' equity increased to $25,085,000 at March 31, 2001 from $24,757,000 at December 31, 2000. The increase of $328,000 is primarily the net of retained earnings of $250,000 and the recovery of unrealized losses on securities available-for-sale of $78,000.

Results of Operations For The Three Months Ended March 31, 2001 and 2000

The Company's net interest income increased by $108,000 for the three month period in 2001 as compared to the same period in 2000. The Company's net interest margin decreased to 3.58% during the first three months of 2001 as compared to 3.91% for the previous year. The decrease in the net interest margin is due to interest-earning assets repricing at a faster pace than interest-bearing liabilities in a decreasing interest rate environment. Interest-earning assets increased from $118.1 million at March 31, 2000 to $134.9 million at March 31, 2001, or 14.23% for the twelve month period.

The provision for loan losses increased to $38,000 for the three month period in 2001 as compared to $15,000 for the same period in 2000. The Company's allowance for loan losses to total loans amounted to 0.92% and 0.95% at March 31, 2001 and December 31, 2000, respectively. Nonaccrual loans increased by $793,000 as of March 31, 2001 compared to the same period in 2000. Management does not expect to incur any significant losses related to these nonaccrual loans due to adequate collateral values of the underlying collateral. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                                       March 31,
                                                                           -------------------------------
                                                                               2001                 2000
                                                                           -----------           ---------
                                                                                (Dollars in Thousands)
                                                                           -------------------------------

Nonaccrual loans                                                             $  962                $  169
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                         -                     -
Restructured loans                                                               61                     -
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms
 and restructured loans under original terms                                      -                     -
Interest income that was recorded on nonaccrual and restructured loans            -                     -

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

Information regarding certain loans and the allowance for loan loss for the three months ended March 31, 2001 and 2000 is as follows:

                                                                            2001                2000
                                                                         ----------          ---------
                                                                            (Dollars in Thousands)
                                                                         -----------------------------

Average amount of loans outstanding                                      $117,032             $91,666
                                                                         ========             =======

Balance of allowance for loan losses at beginning of period              $  1,083             $ 1,057
                                                                         --------             -------

Loans charged off
 Commercial and financial                                                $      -             $     -
 Real estate mortgage                                                           -                   -
 Instalment                                                                     -                   -
                                                                         --------             -------
                                                                                -                   -
                                                                         --------             -------
Loans recovered
 Commercial and financial                                                       -                   -
 Real estate mortgage                                                           -                   -
 Instalment                                                                    39                   -
                                                                         --------             -------
                                                                               39                   -
                                                                         --------             -------

Net charge-offs                                                                39                   -
                                                                         --------             -------

Additions to allowance charged to operating expense during period              38                  15
                                                                         --------             -------

Balance of allowance for loan losses at end of period                    $  1,160             $ 1,072
                                                                         ========             =======

Ratio of net loans charged off (recovered) during the period to
 average loans outstanding                                                  (0.03)%                 -%
                                                                         ========             =======

Other income decreased by $51,000 for the three month period ended March 31, 2001 as compared to the same period in 2000. The single most significant decrease was a decrease of $122,000 in gains on sale of real estate held for development and sale for the three month period ended March 31, 2001 as compared to 2000. Other contributing factors included a $28,000 increase in service charges and fees on deposits and a $36,000 increase in gains on sale of loans for the three month period ended March 31, 2001 as compared to 2000.

Other expenses increased for the three month period in 2001 as compared to the same period in 2000 by $74,000. For the three month period ended March 31, 2001, salaries and employee benefits decreased $43,000, occupancy and equipment expenses increased $8,000, and other operating expenses increased $109,000, as compared to the same period in 2000. The net decrease in salaries and employee benefits is due to attrition related to the pending merger, primarily in the mortgage department. However, the number of full-time equivalent employees has increased to 48 at March 31, 2001 from 46 at March 31, 2000. The increase in other operating expenses is primarily attributable to an increase of $79,000 in holding company expenses as compared to 2000. The majority of the increase in these expenses is directly related to the pending business combination.

The Company's provision for income taxes decreased by $33,000 for the three month period in 2001 as compared to the same period in 2000 due to decreased taxable income. The Company's effective tax rate decreased to 36% for the first three months of 2001 as compared to 39% for the first three months of 2000.

Net income decreased by $7,000 for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease is primarily due to the increase in holding company expenses.

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

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits
               None.


          (b)  Reports on Form 8-K
               On January 18, 2001, the Company filed a Form 8-K disclosing the Agreement and Plan of Merger entered into with Community First Banking Company.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST DEPOSIT BANCSHARES, INC.



DATE: May 14, 2001           BY:  /s/ J. David Higgins
                                ------------------------------------------------
                                President, Chief Executive Officer and Treasurer



DATE: May 14, 2001           BY:  /s/ John L. King
                                -----------------------------------------------
                                Executive Vice President and Chief Financial
                                Officer